Form 10-Q
period 1996-03-31
DATAWARE TECHNOLOGIES INC
filed 1996-05-15
CIK 875942

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


   For the quarter ended March 31, 1996      Commission File Number 0-21860

                          DATAWARE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                               06-1232140
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


         222 THIRD STREET                              02142
            SUITE 3300                              (Zip Code)
          CAMBRIDGE, MA
 (Address of principal executive offices)


                                 617-621-0820
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES [X]    NO____

     Number of shares outstanding of the issuer's classes of common stock as of April 30, 1996:

                    Class                                   Number of Shares
- -------------------------------------------------           ----------------
Outstanding Common Stock, par value $.01 per share             6,334,516



                           Total number of pages 27

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX

                                                                                        PAGE NUMBER
                                                                                        -----------
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Condensed Financial Statements
                    March 31, 1996 and December 31,1995                                        3

                    Consolidated Condensed Statements of Income for the
                    Three Months Ended March 31, 1996 and 1995                                 4

                    Consolidated Condensed Statements of Cash Flows for the
                    Three Months Ended March 31, 1996 and 1995                                 5

                    Notes to Consolidated Condensed Financial Statements                       6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                        7

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports Filed on Form 8-K                                    10

SIGNATURE                                                                                     11

EXHIBIT INDEX                                                                                 12

                        Part I.  FINANCIAL INFORMATION
              Item 1. Consolidated Condensed Financial Statements


                          Dataware Technologies, Inc.
                     Consolidated Condensed Balance Sheets
                       (In thousands, except share data)



                                                                                        March 31,     December 31,
                                                                                          1996           1995
                                                                                        ---------     ------------

ASSETS
Current assets:
     Cash and cash equivalents                                                       $     4,688     $      7,734
     Accounts receivable, less allowance for
          doubtful accounts of $610 and $610                                               8,648           10,063
     Prepaid expenses and other current assets                                             2,439            2,734
     Deferred taxes                                                                        1,196              336
                                                                                    ------------      -----------
          Total current assets                                                            16,971           20,867

Property and equipment, net                                                                6,410            5,543
Computer software costs, net                                                               3,238            3,002
Marketable securities                                                                      8,943            8,908
Deferred taxes                                                                               284              284
Intangible assets                                                                          3,260            3,362
                                                                                    ------------      -----------

          Total assets                                                             $      39,106     $     41,966
                                                                                    ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of notes, software license
          payable and capital leases                                               $         ---     $        189
     Demand note payable to related party                                                    ---               50
     Accounts payable                                                                      2,212            1,963
     Accrued expenses                                                                      1,845            1,396
     Accrued compensation                                                                  1,431            1,690
     Income taxes payable                                                                  1,882            1,928
     Deferred revenue                                                                      2,428            2,530
                                                                                    ------------      -----------
          Total current liabilities                                                        9,798            9,746

Notes, software license payable, and capital leases                                           16                4

Stockholders' equity:
     Preferred stock, $.01 par value, 8,000,000 shares authorized,
          none issued                                                                        ---              ---
     Common stock, $.01 par value: 14,000,000 shares authorized;
          6,314,875, and 6,239,123 shares issued and outstanding
          at March 31, 1996 and December 31, 1995, respectively                               63               62
     Additional paid-in capital                                                           37,127           36,782
     Accumulated deficit                                                                  (7,645)          (4,445)
     Cumulative translation adjustment                                                      (243)            (209)
     Unrealized gain (loss) on marketable securities                                         (10)              26
                                                                                    ------------      -----------

          Total stockholders' equity                                                      29,292           32,216
                                                                                    ------------      -----------

          Total liabilities and stockholders' equity                               $      39,106     $    41,966
                                                                                    ============      ===========


   The accompanying notes are an integral part of the consolidated condensed financial statements

                          DATAWARE TECHNOLOGIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              1996            1995
                                          ----------      ----------
Revenues:
   Software license fees                 $     3,001     $     4,278
   Services                                    5,350           5,383
                                          ----------      ----------

      Total revenues                           8,351           9,661

Cost of revenues:
   Software license fees                         855             546
   Services                                    3,204           2,953
                                          ----------      ----------

      Total cost of revenues                   4,059           3,499
                                          ----------      ----------

Gross margin                                   4,292           6,162

Operating expenses:
   Sales and marketing                         3,767           3,158
   Product development                         1,801           1,235
   General and administrative                  1,719           1,279
   In-process research and development         1,193             ---
                                          ----------      ----------

      Total operating expenses                 8,480           5,672
                                          ----------      ----------

Income (loss) from operations                 (4,188)            490

Interest income                                  168             127
Other income (expenses), net                     (40)             32
                                          ----------      ----------

Income (loss) before income taxes             (4,060)            649

Provision (benefit) for income taxes            (860)            204
                                          ----------      ----------

      Net income (loss)                  $    (3,200)    $       445
                                          ==========      ==========

Net income (loss) per common share       $     (0.50)    $      0.07
                                          ==========      ==========

   Weighted average number of common
   and common equivalent shares                6,366           6,423
                                          ==========      ==========

  The accompanying notes are an integral part of the consolidated condensed financial statements

                          DATAWARE TECHNOLOGIES, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                                  1996          1995
                                                                                              ------------  ------------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                             $   (3,200)   $    445
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                                    972         730
    Loss (gain) on foreign currency transactions                                                      36         (49)
    Deferred taxes                                                                                  (860)        ---
    Charge for purchased research and development                                                  1,193         ---
    Changes in operating assets and liabilities, net
       of effects from acquisitions of businesses:
       Accounts receivable                                                                         1,891        (710)
       Prepaid expenses and other current assets                                                     324        (109)
       Accounts payable                                                                              155        (105)
       Accrued expenses and compensation                                                            (145)        170
       Income taxes payable                                                                          (14)        174
       Deferred revenue                                                                             (366)        602
                                                                                              ------------  ------------

            Net cash provided by (used in) operating activities                                      (14)      1,148
                                                                                              ------------  ------------

Cash flows used in investing activities:
    Purchase of marketable securities                                                             (6,210)        ---
    Proceeds from sales and maturities of marketable securities                                    6,139         ---
    Additions to property and equipment                                                           (1,189)       (576)
    Acquisition of businesses, net of cash
       acquired                                                                                   (1,394)        ---
    Additions to capitalized software costs                                                         (439)       (376)
                                                                                              ------------  ------------

            Net cash used in investing activities                                                 (3,093)       (952)
                                                                                              ------------  ------------

Cash flows provided by financing activities:
    Proceeds from issuance of common stock and exercise of stock options                             346         712
    Principal payments on notes, software license payable and capital leases                        (227)       (192)
                                                                                              ------------  ------------

            Net cash provided by financing activities                                                119         520
                                                                                              ------------  ------------

Effect of exchange rate changes on cash                                                              (58)        (86)
                                                                                              ------------  ------------

Net change in cash and cash equivalents                                                           (3,046)        630
Cash and cash equivalents at beginning of period                                                   7,734       4,642
                                                                                              ------------  ------------

Cash and cash equivalents at end of period                                                    $    4,688    $  5,272
                                                                                              ============  ============
Supplemental disclosure of non-cash financing transactions:

Stock and stock warrants issued in connection with acquisitions                               $      238    $    ---
                                                                                              ============  ============


   The accompanying notes are an integral part of the consolidated condensed financial statements

                          DATAWARE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

These consolidated financial statements should be read in conjunction with portions of the Company's Annual Report incorporated by reference in Form 10-K for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of Dataware Technologies, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

B. COMPUTER SOFTWARE COSTS

During the three month period ended March 31, 1996, the Company capitalized approximately $446,000 of internally developed software costs and capitalized $376,000 during the same period in 1995. These costs, net of accumulated amortization, amounted to $2,362,000 at March 31, 1996. For the three month periods ended March 31, 1996 and March 31, 1995, amortization expense related to internally developed software was $326,000 and $147,000, respectively.

The cost of capitalized software purchased, net of accumulated amortization, amounted to $876,000 at March 31, 1996. Amortization expense for computer software purchased was $59,000 and $54,000 for the three months ended March 31, 1996 and 1995, respectively.

C. ACCOUNTING FOR GOODWILL

The company periodically reviews and evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future operating income of the acquired entity. Goodwill is generally amortized over a ten-year period.


D.  ACQUISITION

On March 29, 1996 the Company completed the acquisition of all of the outstanding shares of Status/IQ Ltd. ("Status"), located in the United Kingdom, in exchange for approximately $1,394,000 (including acquisition expenses), consisting of cash, common stock of the Company, and warrants to purchase additional common stock of the Company. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations are included in the financial statements from the acquisition date. Because Status was acquired on the last business day of the quarter, the results of operations in the first quarter are not affected by the acquisition other than a one-time charge of $1,193,000 for purchased research and development. In addition, $175,000 of the purchase price has been allocated to computer software costs and is being amortized over a one year period. The allocation of the purchase price is preliminary and is subject to change.

                          DATAWARE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
- ----------------------

The Company's results for the first quarter of 1995 have been restated to include the operations of Ledge Multimedia, Inc., which was acquired on December 30, 1995 in a pooling transaction. Additionally, the former systems integration category has been combined with the services category in the revenues and cost of revenues sections of our statements of operations for all periods shown.

On March 29, 1996 the Company completed the acquisition of all of the outstanding shares of Status/IQ Ltd. ("Status") in exchange for approximately $1.4 million (including acquisition expenses), consisting of cash, common stock of the Company, and warrants to purchase additional common stock of the Company. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations are included in the financial statements from the acquisition date. Since the acquisition was completed on the last business day of the quarter, the results of operations in the first quarter are not affected by the transaction other than a one-time charge of $1.2 million for purchased research and development.

REVENUES

The Company's total revenues decreased 14% from $9.7 million in the first quarter of 1995 to $8.4 million in the first quarter of 1996. Quarter over quarter, software license fees decreased 30% from $4.3 million to $3.0 million and services revenues remained flat at $5.4 million. The decrease in software license fees resulted from the normal first quarter seasonal downturn and delays in certain large customer orders, as well as the continuing softness in the government sector and increasing product competition, particularly in North America.

Software revenues decreased to 36% of total revenues in the first quarter of 1996, down from 44% in the first quarter of 1995, and services revenues increased to 64% of total revenues in the first quarter of 1996, up from 56% in the first quarter of 1995.

Consistent with past experience, a higher percentage of the Company's revenues are expected to be realized in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. The Company's orders early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. Accordingly, the Company's quarterly results will be difficult to predict until the end of the quarter, and a shortfall in shipments or contract orders at the end of any particular quarter may cause the results for that quarter to fall short of anticipated levels.

COST OF REVENUES

Cost of revenues increased 16% from $3.5 million in the first quarter of 1995 to $4.1 million during the same period in 1996. As a percent of revenues, total cost of revenues increased from 36% of total revenues for the three months ended March 31, 1995 to 49% for the three months ended March 31, 1996. This increase is due to a shift in product mix from software license fees to our higher cost services business as well as increased fixed costs.

The cost of software licenses as a percentage of software license fees increased from 13% during the first quarter of 1995 to 28% during the same period in 1996. This increase was due to a decrease in sales volume while fixed costs, primarily amortization of capitalized software, increased quarter over quarter.

The cost of services as a percentage of service revenues increased from 55% for the first quarter of 1995 to 60% during the first quarter of 1996. This increase primarily reflects higher direct and indirect expenses in services projects.

GROSS MARGIN

Total gross margin was $6.2 million or 64% of total revenues for the first quarter of 1995 and $4.3 million or 51% of total revenues for the first quarter of 1996. Changes in total gross margin from period to period have resulted from lower total revenue volume, higher costs within each revenue category, and a significant shift in product mix from higher margin software products to relatively lower margin services. Although management anticipates that gross margin as a percentage of revenues will improve in the long run as the Company's revenue base grows and the Company shifts product mix toward higher margin software, there are a number of important factors that could adversely affect the Company's future gross margins resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of stiff competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 19% from $3.2 million during the first quarter of 1995 to $3.8 million during the same period in 1996. Sales and marketing expenses increased as a percentage of revenues from 33% to 45% on a quarter to quarter basis. The increase in sales and marketing expenses reflects the Company's continuing investment in development of new distribution channels and strengthening the Company's marketing capabilities.

PRODUCT DEVELOPMENT EXPENSES

Product development expenses, which excludes capitalized software costs, increased 46% from $1.2 million in the first quarter of 1995 to $1.8 million in the first quarter of 1996. The Company capitalized software development costs in the amount of $446,000 in the first quarter of 1996 as compared to $376,000 in the first quarter of 1995. Product development expenses as a percentage of total revenues increased from 13% during the first quarter of 1995, to 22% during the same period in 1996. The increased product development expenses in terms of real dollars as well as in relation to total revenues reflects the Company's continuing investment in internet-related and other projects, compounded by the decline in revenue during the first quarter of 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 34% from $1.3 million in the first quarter of 1995 to $1.7 million in the first quarter of 1996. This increase was primarily due to the build-up of the Company's financial and administrative infrastructure in systems and administrative personnel during the second half of 1995. General and administrative expenses as a percent of total revenues increased from 13% in the first quarter of 1995 to 21% in the first quarter of 1996, due to increased fixed costs while revenues declined during the first quarter of 1996.


CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT

In conjunction with the acquisition of Status in March 1996, the Company acquired certain technologies under development that the Company hopes will prove valuable to the future growth of the Company. Such technology, valued at approximately $1.2 million, was charged to operations during the first quarter of 1996 as purchased research and development.

PROVISION FOR INCOME TAXES

The Company recorded a tax benefit of $860,000 for the first quarter of 1996 reflecting a 30% tax rate (before the one-time charge for purchased research and development) as compared to a $204,000 tax provision for the same period a year ago, also a 30% tax rate. The effective tax rate including the charge for purchased research and development was 21% for the first quarter of 1996. The tax rate of 30% expected in 1996 is consistent with the rate for the full year in 1995.


RESTRUCTURING

The Company is currently developing and implementing a restructuring plan. The purpose of this restructuring plan is to increase sales and service capacity as well as to focus on new market opportunities. Consequently, management anticipates that the restructuring will result in a one-time charge during the second quarter of 1996, the amount of which cannot be quantified at this time.


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

As of March 31, 1996, the Company had cash, cash equivalents, and marketable securities of approximately $13.6 million and working capital of $7.2 million. Operating activities used $14,000 of the Company's cash during the first three months of 1996. Days sales outstanding increased from 78 days at December 31, 1995 to 85 days at March 31, 1996. This deterioration was due to the decline in revenue during the quarter and the delay in receipt of cash until after the quarter end from certain large accounts.

The Company's investing activities used cash of $3.1 million during the first three months of 1996, consisting of additions to property and equipment of $1.2 million, $1.4 million to fund the acquisition of Status and capitalization of $439,000 in software costs.

The Company's financing activities provided cash of $119,000 during the first three months of 1996. The cash consisted of $346,000 in proceeds received from the issuance of stock and exercise of stock options, partially offset by the paydown of $227,000 in debt.

The Company currently has no major capital investment requirements and believes that its cash, cash equivalents, and marketable securities, together with cash from operations, will be sufficient to meet its liquidity needs for the foreseeable future. However, working capital and other capital requirements may change because of unanticipated changes in business conditions, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments, costs associated with litigation, and possible future acquisitions of businesses and/or product rights.

                          DATAWARE TECHNOLOGIES, INC.
                          PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K.
- -----------------------------------------------

(a)  Exhibits.  See exhibit list on page 12.

(b) Reports on Form 8-K. On January 10, 1996, the Company filed a report on Form 8-K reporting the merger of the Company with Ledge Multimedia, Inc. and on March 8, 1996, the Company filed an amendment to the Form 8-K to include the required financial information.

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATAWARE TECHNOLOGIES, INC.
                                       (REGISTRANT)


Date: May 15, 1996            By: Christopher Lorch
                                 ------------------------------------------

                              Christopher Lorch
                              Chief Financial Officer
                              (Principal Financial and Principal Accounting Officer-Acting)

                                 Exhibit Index


2.1 Agreement - Sale of Shares dated March 29, 1996 among the Registrant, Entrust Nominees Limited "D" Account, and Status/IQ Limited. (1)
10.1  1993 Equity Incentive Plan, as amended April 15, 1996.*
10.2  Severance Agreement between the Registrant and David Wilcox.*
27.1  Financial Data Schedule.



(1) Filed as Exhibit 2.2 to Form 10-K for 1995 and incorporated by reference herein.
*    Denotes management contracts and compensation plans.



1