Form 10-Q/A
period 1996-03-31
DATAWARE TECHNOLOGIES INC
filed 1996-05-23
CIK 875942

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-Q/A

                              Amendment No. 1 to
              Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the quarter ended March 31, 1996            Commission File Number: 0-21860


                          DATAWARE TECHNOLOGIES, INC.
            (Exact name of Registrant as specified in its charter)


                 DELAWARE                                       06-1232140
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)


             222 Third Street                                      02142
                Suite 3300                                       (zip code)
         Cambridge, Massachusetts
(Address of principal executive offices)

                                (617) 621-0820
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                         --    --

     Number of shares of the Registrant's Common Stock outstanding as of April 30, 1996: 6,334,516


                                ---------------

PART II.          OTHER INFORMATION

     The Registrant's Form 10-Q for the quarter ended March 31, 1996 is hereby amended as follows:

     Item 6.        Exhibits and Reports filed on Form 8-K

     Exhibit 27.1 (Financial Data Schedule) is hereby refiled to supply a line that was inadvertently omitted in the Form 10-Q filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts on the 20th day of May, 1996.

                                     DATAWARE TECHNOLOGIES, INC.


                                     BY:  /S/ Christopher E. Lorch
                                          ------------------------
                                            Christopher E. Lorch
                                            Controller
                                            (Principal Financial and Principal
                                            Accounting Officer-Acting)


                                 Exhibit Index
     2.1 Agreement - Sale of Shares dated March 29, 1996 among the Registrant, Entrust Nominees Limited "D" Account, and Status/IQ Limited. (1)
     10.1  1993 Equity Incentive Plan, as amended April 15, 1996. (2)*
     10.2  Severance Agreement between the Registrant and David Wilcox. (3)*
     27.2  Financial Data Schedule.

- -----------
     (1) Filed as Exhibit 2.2 to Form 10-K for 1995 and incorporated by reference herein.
     (2) Filed as Exhibit 10.1 to March 31, 1996 Form 10-Q and incorporated by reference herein.
     (3) Filed as Exhibit 10.2 to March 31, 1996 Form 10-Q and incorporated by reference herein.
       *   Denotes management contracts and compensation plans.