Form 10-Q
period 1996-06-30
DATAWARE TECHNOLOGIES INC
filed 1996-08-14
CIK 875942

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


    For the quarter ended June 30, 1996      Commission File Number 0-21860

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

     Yes  X                No
        -----                -----

     Number of shares outstanding of the issuer's classes of common stock as of July 31, 1996:

                 Class                              Number of Shares Outstanding
     --------------------------------------         ----------------------------
     Common Stock, par value $.01 per share                  6,498,869



                           Total number of pages 48

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX


                                                                     PAGE NUMBER
                                                                    ------------
PART I.  FINANCIAL INFORMATION

         Item 1.    Consolidated Condensed Financial Statements

                    Consolidated Condensed Balance Sheets as of
                    June 30, 1996 and December 31,1995                         3

                    Consolidated Condensed Statements of operations
                    for the Three and Six Months Ended
                    June 30, 1996 and 1995                                     4

                    Consolidated Condensed Statements of Cash Flows for the
                    Six Months Ended June 30, 1996 and 1995                    5

                    Notes to Consolidated Condensed Financial Statements       6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        8

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                         13

         Item 4.    Submission of Matters to a Vote of  Security Holders      13


SIGNATURE                                                                     14

EXHIBIT INDEX                                                                 15

                        Part I.  FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

                          Dataware Technologies, Inc.
                     Consolidated Condensed Balance Sheets
                       (In thousands, except share data)

                                                                           June 30,                          December 31,
                                                                             1996                                1995
                                                                         --------------                     --------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $       5,250                      $       7,734
   Accounts receivable, less allowance for
      doubtful accounts of $745 and $610                                         8,520                             10,063
   Prepaid expenses and other current assets                                     2,922                              2,734
   Deferred taxes                                                                  336                                336
                                                                         --------------                     --------------
      Total current assets                                                      17,028                             20,867

Property and equipment, net                                                      6,932                              5,543
Computer software costs, net                                                     1,977                              3,002
Marketable securities                                                            5,031                              8,908
Deferred taxes                                                                   3,287                                284
Intangible assets                                                                2,456                              3,362
                                                                         --------------                     --------------
      Total assets                                                       $      36,711                      $      41,966
                                                                         ==============                     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes, software license
      payable and capital leases                                         $          10                      $         189
   Demand note payable to related party                                            ---                                 50
   Accounts payable                                                              2,716                              1,963
   Accrued expenses                                                              2,031                              1,396
   Accrued litigation and non-recurring charges                                  5,308                                ---
   Accrued compensation                                                          1,803                              1,690
   Income taxes payable                                                          1,867                              1,928
   Deferred revenue                                                              2,614                              2,530
                                                                         --------------                     --------------
      Total current liabilities                                                 16,349                              9,746


Notes, software license payable, and capital leases                                ---                                  4


Stockholders' equity:
   Preferred stock, $.01 par value, 8,000,000 shares authorized,
      none issued                                                                  ---                                ---
   Common stock, $.01 par value: 14,000,000 shares authorized;
      6,383,960, and 6,239,123 shares issued and outstanding
      at June 30, 1996 and December 31, 1995, respectively                          64                                 62
   Additional paid-in capital                                                   37,316                             36,782
   Accumulated deficit                                                         (16,717)                            (4,445)
   Cumulative translation adjustment                                              (275)                              (209)
   Unrealized gain (loss) on marketable securities                                 (26)                                26
                                                                         --------------                     --------------
      Total stockholders' equity                                                20,362                             32,216
                                                                         --------------                     --------------
      Total liabilities and stockholders' equity                         $      36,711                      $      41,966
                                                                         ==============                     ==============

The accompanying notes are an integral part of the consolidated condensed financial statements.

                          Dataware Technologies, Inc.
                Consolidated Condensed Statements of Operations
                     (In thousands except per share data)

                                              Three months ended             Six months ended
                                                   June 30,                       June 30,
                                              1996          1995             1996         1995
                                          ------------   -----------    ------------   -----------
Revenues:
   Software license fees                  $    3,502     $    4,927     $    6,503     $    9,205
   Services                                    4,952          5,401         10,302         10,784
                                          ------------   -----------    ------------   -----------
      Total revenues                           8,454         10,328         16,805         19,989

Cost of revenues:
   Software license fees                         825            791          1,680          1,337
   Write down of intangible assets             1,926           ----          1,926           ----
   Services                                    3,172          2,930          6,376          5,883
                                          ------------   -----------    ------------   -----------
      Total cost of revenues                   5,923          3,721          9,982          7,220
                                          ------------   -----------    ------------   -----------
Gross margin                                   2,531          6,607          6,823         12,769


Operating expenses:
   Sales and marketing                         4,233          3,359          8,000          6,517
   Product development                         1,971          1,230          3,772          2,465
   General and administrative                  1,717          1,314          3,436          2,593
   Write down of goodwill
      and other non-recurring charges          1,889           ----          1,889           ----
   Acquired research and development            ----           ----          1,193           ----
                                          ------------   -----------    ------------   -----------
      Total operating expenses                 9,810          5,903         18,290         11,575
                                          ------------   -----------    ------------   -----------

Income (loss) from operations                 (7,279)           704        (11,467)         1,194

Interest income, net                             128            142            296            267
Settlement of litigation                      (4,073)          ----         (4,073)          ----
Other income (expenses), net                       9             20            (31)            54
                                          ------------   -----------    ------------   -----------
Income (loss) before income taxes            (11,215)           866        (15,275)         1,515

Provision (benefit) for income taxes          (2,143)           251         (3,003)           455
                                          ------------   -----------    ------------   -----------

      Net income (loss)                   $   (9,072)    $      615     $  (12,272)    $    1,060
                                          ============   ===========    ============   ===========

Net income (loss) per common share        $    (1.40)    $     0.09     $    (1.91)    $     0.16
                                          ============   ===========    ============   ===========

   Weighted average number of common
   and common equivalent shares                6,462          6,687          6,414          6,588
                                          ============   ===========    ============   ===========

The accompanying notes are an integral part of the consolidated condensed financial statements

                          Dataware Technologies, Inc.
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)



                                                                                    Six Months Ended June 30,
                                                                                       1996           1995
                                                                                    -----------    -----------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                   $  (12,272)    $    1,044
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                         1,762          1,573
   Loss (gain) on foreign currency transactions                                             53            (48)
   Deferred taxes                                                                       (3,003)           ---
   Non-cash portion of write-down of intangible assets                                   3,180            ---
   Charge for acquired research and development                                          1,193            ---
   Other adjustments                                                                       151            ---
   Changes in operating assets and liabilities, net
      of effects from acquisitions of businesses:
      Accounts receivable                                                                2,098           (176)
      Prepaid expenses and other current assets                                           (643)          (184)
      Accounts payable                                                                     623           (610)
      Accrued expenses and compensation                                                    399            349
      Accrued litigation and non-recurring charges                                       5,308            ---
      Income taxes payable                                                                 (28)           484
      Deferred revenue                                                                    (189)           332
                                                                                    -----------    -----------

         Net cash provided by (used in) operating activities                            (1,368)         2,764
                                                                                    -----------    -----------

Cash flows used in investing activities:
   Purchase of marketable securities                                                    (8,205)           ---
   Proceeds from sales and maturities of marketable securities                          12,031            ---
   Additions to property and equipment                                                  (2,351)        (1,665)
   Acquisition of businesses, net of cash
      acquired                                                                          (1,498)           ---
   Additions to capitalized software costs                                                (941)          (836)
                                                                                    -----------    -----------

         Net cash used in investing activities                                            (964)        (2,501)
                                                                                    -----------    -----------

Cash flows provided by (used in) financing activities:
   Proceeds from issuance of common stock and exercise of stock options                    147          1,090
   Principal payments on notes, software license payable and capital leases               (233)          (242)
                                                                                    -----------    -----------

         Net cash provided by (used in) financing activities                               (86)           848
                                                                                    -----------    -----------

Effect of exchange rate changes on cash                                                    (66)             7
                                                                                    -----------    -----------


Net change in cash and cash equivalents                                                 (2,484)         1,118
Cash and cash equivalents at beginning of period                                         7,734          4,642
                                                                                    -----------    -----------

Cash and cash equivalents at end of period                                          $    5,250     $    5,760
                                                                                    ===========    ===========

Supplemental disclosure of non-cash financing transactions:

Stock and stock warrants issued in connection with acquisitions                     $      238     $      ---
                                                                                    ===========    ===========

The accompanying notes are an integral part of the consolidated condensed financial statements

                          DATAWARE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. Basis of Presentation

These consolidated financial statements should be read in conjunction with portions of the Company's Annual Report incorporated by reference in Form 10-K for the fiscal year ended December 31, 1995 and the financial statements and footnotes included therein. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of normal recurring accruals and non-recurring charges, necessary to present fairly the consolidated financial position, results of operations and cash flows of Dataware Technologies, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

B. Computer Software Costs

During the six month period ended June 30, 1996, the Company capitalized approximately $941,000 of internally developed software costs and capitalized $731,000 during the same period in 1995. For the three month period ended June 30, 1996, the Company capitalized approximately $495,000 of these costs as compared to $355,000 during the same period in 1995. These costs, net of accumulated amortization, amounted to $1,548,000 at June 30, 1996. Amortization expense related to internally developed software was $455,000 and $300,000 for the six month periods ended June 30, 1996 and 1995, respectively. For the three month periods ended June 30, 1996 and June 30, 1995, amortization expense related to internally developed software was $129,000 and $153,000, respectively. The Company also recorded a $1,180,000 one-time charge during the three month period ended June 30, 1996 for the write-down of less productive internally developed software assets to their net realizable value.

During the six month period ended June 30, 1996, the Company capitalized approximately $175,000 of purchased software costs related to the acquisition of Status/IQ Ltd. The cost of capitalized software purchased, net of accumulated amortization, amounted to $429,000 at June 30, 1996. Amortization expense for computer software purchased was $101,000 and $122,000 for the six months ended June 30, 1996 and 1995, respectively. For the three month periods ended June 30, 1996 and June 30, 1995, amortization expense related to computer software purchased was $42,000 and $68,000, respectively. During the three months ended June 30, 1996 the Company recorded a one-time charge for the write-down of less productive purchased software assets to their net realizable value in the amount of $405,000.


C. Accounting for Goodwill

The company periodically reviews and evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future operating income of the acquired entity. During the three month period ended June 30, 1996, the Company recorded a $905,000 one-time charge for the write-down of goodwill to fair value, primarily related to the acquisition of PCD-Consult AB in Skovde, Sweden.


D.  Acquisitions


On March 29, 1996 the Company completed the acquisition of all of the outstanding shares of Status/IQ Ltd. ("Status"), located in the United Kingdom, in exchange for approximately $1,394,000 (including acquisition expenses), consisting of cash, common stock of the Company, and warrants to purchase additional common stock of the Company. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations are included in the financial statements from the acquisition date. Because Status was acquired on the last business day of the quarter, the results of operations in the first quarter were not affected by the acquisition other than a one-time charge of $1,193,000 for purchased research and development. In addition, $175,000 of the purchase price has been allocated to computer software costs and is being amortized over a one year period.

On May 15, 1996 the Company completed the acquisition of substantially all of the assets and assumed the liabilities of S Cube srl of Milan ("S Cube") for approximately $425,000 including acquisition-related expenses. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations have been included in the financial statements from the acquisition date. The purchase price has been allocated to the assets and liabilities of S Cube based on their estimated respective fair values. The excess purchase price over the fair value of net assets acquired, totaling $191,000, is included in intangible assets and is being amortized over a five year period.

E.  Write-Down of Intangible Assets, Goodwill, and Other Non-recurring Charges

The Company continually evaluates the future benefit of its capitalized costs. Due to recent changes in the markets it serves, the Company provided for write-downs of certain of these assets and for related charges to refocus certain areas of its operations. Accordingly, during the three month period ended June 30, 1996 the Company recorded a one-time charge, which was included in cost of revenues in the consolidated statements of operations, in the amount of $1,926,000 for the write-down, to their net realizable value, of less productive software assets, prepaid royalties and inventory. In addition, the Company recorded write-downs of goodwill, facilities consolidations, and smaller amounts relating to severance and miscellaneous items amounting to $1,889,000 which was included in operating expenses in the consolidated statements of operations.

F.  Litigation Settlement

On July 18, 1996, the Company announced terms of a proposed settlement with the plaintiffs in a securities class-action lawsuit pending against the Company and certain of its current and former directors and officers since November 1994. The terms of this settlement are subject to approval by the Court.

The Company will distribute approximately $1.7 million in cash and 250,000 shares of its common stock in exchange for a full release of all claims against the Company and its current and former directors and officers. The Company's insurance carrier will contribute $1.0 million in cash towards the proposed settlement and associated legal fees. The Company reported an expense of $4,073,000 in the consolidated statements of operations for the three month period ended June 30, 1996 to reflect the Company's best current estimate of the anticipated cost of the proposed settlement. The final cost of the proposed settlement will be based on the closing price of the Company's common stock 30 days after final court approval of the settlement agreement.


G.  Subsequent Event

On July 31, 1996 the Company acquired Ntergaid, Inc. of Milford, CT through the merger of a wholly-owned subsidiary with Ntergaid for a cost of approximately $650,000 (including acquisition-related expenses), consisting of cash and common stock of the Company. The acquisition is being accounted for as a purchase and, accordingly, the assets, liabilities and results of operations will be included in the financial statements from the acquisition date. It is anticipated that a material portion of the purchase price will be allocated to acquired research and development.


H.  Income Taxes

The Company recorded a tax benefit of $2,143,000 for the second quarter of 1996 reflecting a 30% tax rate (before settlement of litigation) as compared to a $251,000 tax provision for the same period a year ago, reflecting a 29% tax rate. For the six month period ended June 30, 1996, the Company recorded a tax benefit of $3,003,000 (a 30% tax rate before the charge for acquired research and development and the settlement of litigation). The effective tax rate for the second quarter of 1996 (including settlement of litigation) was 19%, and for the six month period ended June 30, 1996 (including the charge for acquired research and development and the settlement of litigation) was 20%.

Management continues to evaluate the realizability of its $3.6 million deferred tax asset and believes that it is more likely than not, based on the weight of available evidence, that these deferred tax assets will be realizable. However, there can be no assurances that a reduction of this deferred tax asset will not be required in the near term pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

                          Dataware Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:
- ----------------------

The Company's results for the three month and six month periods ended June 30, 1995 have been restated to include the operations of Ledge Multimedia, Inc., which was acquired on December 30, 1995 in a pooling transaction. Additionally, the former systems integration category has been combined with the services category in the revenues and cost of revenues sections in the statements of operations for all periods shown.

On May 15, 1996 the Company completed the acquisition of substantially all of the assets and assumed the liabilities of S Cube srl of Milan ("S Cube") for approximately $425,000 including acquisition-related expenses. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations have been included in the financial statements from the acquisition date. The purchase price has been allocated to the assets and liabilities of S Cube based on their estimated respective fair values. The excess purchase price over the fair value of net assets acquired, totaling $191,000, is included in intangible assets and is being amortized over a five year period.

On July 31, 1996 the Company acquired Ntergaid, Inc. of Milford, CT through the merger of a wholly-owned subsidiary with Ntergaid for a cost of approximately $650,000 (including acquisition-related expenses), consisting of cash and common stock of the Company. The acquisition is being accounted for as a purchase and, accordingly, the assets, liabilities and results of operations will be included in the financial statements from the acquisition date. Since the acquisition was not completed until July, the results of operations in the second quarter are not affected by the transaction. It is anticipated that a material portion of the purchase price will be allocated to acquired research and development.

Revenues

The Company's total revenues decreased 18% from $10.3 million in the second quarter of 1995 to $8.5 million in the second quarter of 1996. The Company's total revenues decreased 16% from $20.0 million in the first six months of 1995 to $16.8 million in the first six months of 1996.

Quarter over quarter, software license fees decreased 29% from $4.9 million to $3.5 million and services revenues decreased 8% from $5.4 to $5.0 million. For the first six months of 1996, software license fees decreased 29% from $9.2 million to $6.5 million, and services revenues declined 4% from $10.8 million to $10.3 million. These decreases in software license revenues during the second quarter as well as the first six months of 1996 reflect continuing softness in the government sector, particularly in North America, as well as increased competition in the industry.

Software revenues decreased to 41% of total revenues in the second quarter of 1996, down from 48% in the second quarter of 1995, and services revenues increased to 59% of total revenues in the second quarter of 1996, up from 52% in the second quarter of 1995. For the first six months of 1996, software license fees decreased to 39% of total revenues from 46% in the first six months of 1995 and services revenues increased to 61% of total revenues from 54% in the first half of 1995.

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

Cost of Revenues

Cost of revenues increased 59% from $3.7 million in the second quarter of 1995 to $5.9 million during the same period in 1996. Cost of revenues increased 38% from $7.2 million for the six month period ended June 30, 1995 to $10.0 million during the six month period ended June 30, 1996. As a percent of revenues, total cost of revenues increased from 36% of total revenues for the three months ended June 30, 1995 to 70% for the three months ended June 30, 1996 and from 36% to 59% for the first six months of 1995 compared to the same period in 1996. This increase is largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write-down of less productive software assets to their net realizable value. A continuing shift in product mix from software license fees to our higher cost services business, as well as increased fixed costs, also contributed to the increase.

The cost of software licenses as a percentage of software license fees increased from 16% during the second quarter of 1995 to 24% during the same period in 1996, and from 15% for the first six months of 1995 to 26% for the first six months of 1996. This increase was due to the decrease in sales volume while fixed costs, primarily amortization of capitalized software, increased quarter over quarter and year over year.

The cost of services as a percentage of service revenues increased from 54% for the second quarter of 1995 to 64% during the second quarter of 1996 and from 55% for the first six months of 1995 to 62% for the first six months of 1996. This increase primarily reflects higher direct and indirect expenses for services projects.

Gross Margin

Total gross margin was $6.6 million or 64% of total revenues for the second quarter of 1995 and $2.5 million or 30% of total revenues for the second quarter of 1996. For the six month period ended June 30, 1995, total gross margin amounted to $12.8 million as compared with $6.8 million for the same period in 1996, representing 64% and 41% of total revenues, respectively. In addition to the one-time charge mentioned previously, changes in total gross margin from period to period have resulted from lower total revenue volume, higher costs within each revenue category, and a significant shift in product mix from higher margin software products to relatively lower margin services.

Although management anticipates that gross margin as a percentage of revenues will improve in the long run as the Company's revenue base grows and the Company shifts product mix toward higher margin software, there are a number of important factors that could adversely affect the Company's future gross margins resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses

Sales and marketing expenses increased 26% from $3.4 million during the second quarter of 1995 to $4.2 million during the same period in 1996. During the six month period ended June 30, 1996, sales and marketing expenses increased 23% to $8.0 million from $6.5 million during the same period a year ago. Sales and marketing expenses increased as a percentage of revenues from 33% to 50% on a quarter to quarter basis and from 33% to 48% year over year. The increase in sales and marketing expenses reflects the Company's continuing investment in its distribution channels and strengthening the Company's marketing capabilities.

Product Development Expenses

Product development expenses, which excludes capitalized software costs, increased 60% from $1.2 million in the second quarter of 1995 to $2.0 million in the second quarter of 1996, and increased 53% from $2.5 million during the first six months of 1995 to $3.8 million during the same period in 1996. The Company capitalized software development costs in the amount of $495,000 in the second quarter of 1996 as compared to $355,000 in the second quarter of 1995. During the first half of 1996, the Company capitalized $941,000 in software development expenses as compared with $731,000 during the same period in 1995. Product development expenses as a percentage of total revenues increased from 12% to 23% on a quarter to quarter basis and from 12% to 22% on a year to year basis. The increased product development expenses in terms of real dollars as well as in relation to total revenues reflects the Company's continuing investment in internet-related and other projects, compounded by the decline in revenue during the first half of 1996.


General and Administrative Expenses

General and administrative expenses increased 31% from $1.3 million in the second quarter of 1995 to $1.7 million in the second quarter of 1996, and increased 33% from $2.6 million during the first six months of 1995 to $3.4 million during the first six months of 1996. This increase was primarily due to the build-up of the Company's financial and administrative infrastructure, both systems and personnel, during the second half of 1995. General and administrative expenses as a percent of total revenues increased from 13% to 20% on a quarter to quarter and year to year basis, due to increased fixed costs while revenues declined during the first half of 1996.


Write-Down of Goodwill and Other Non-Recurring Charges

During the three month period ended June 30, 1996 the Company recorded a one-time charge, which was included in cost of revenues in the consolidated statements of operations, in the amount of $1,926,000 for the write-down, to their net realizable value, of less productive software assets, prepaid royalties and inventory. In addition, the Company recorded write-downs of goodwill, facilities consolidations, and smaller amounts for severance and miscellaneous items amounting to $1,889,000 which was included in operating expenses in the consolidated statements of operations.

Charge for Acquired Research and Development

In conjunction with the acquisition of Status/IQ Ltd. in March 1996, the Company acquired certain technologies under development that the Company hopes will prove valuable to the future growth of the Company. Such technology, valued at approximately $1.2 million, was charged to operations during the first quarter of 1996 as acquired research and development.


Settlement of Litigation

On July 18, 1996, the Company announced terms of a proposed settlement with the plaintiffs in a securities class-action lawsuit pending against the Company and certain of its current and former directors and officers since November 1994. The terms of this settlement are subject to approval by the Court.

The Company will distribute approximately $1.7 million in cash and 250,000 shares of its common stock in exchange for a full release of all claims against the Company and its current and former directors and officers. The Company's insurance carrier will contribute $1.0 million in cash towards the proposed settlement and associated legal fees. The Company reported an expense of $4,073,000 in the consolidated statements of operations for the three month period ended June 30, 1996 to reflect the Company's best current estimate of the anticipated cost of the proposed settlement. The final cost of the proposed settlement will be based on the closing price of the Company's common stock 30 days after final court approval of the settlement agreement.

Provision for Income Taxes

The Company recorded a tax benefit of $2,143,000 for the second quarter of 1996 reflecting a 30% tax rate (before settlement of litigation) as compared to a $251,000 tax provision for the same period a year ago, reflecting a 29% tax rate. For the six month period ended June 30, 1996, the Company recorded a tax benefit of $3,003,000 (a 30% tax rate before the charge for acquired research and development and the settlement of litigation). The effective tax rate for the second quarter of 1996 (including settlement of litigation) was 19%, and for the six month period ended June 30, 1996 (including the charge for acquired research and development and the settlement of litigation) was 20%. The tax rate of 30% expected in 1996 is consistent with the rate for the full year in 1995.

Management continues to evaluate the realizability of its $3.6 million deferred tax asset and believes that it is more likely than not, based on the weight of available evidence, that these deferred tax assets will be realizable. However, there can be no assurances that a reduction of this deferred tax asset will not be required in the near term pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


LIQUIDITY AND CAPITAL RESOURCES:
- --------------------------------

As of June 30, 1996, the Company had cash, cash equivalents, and marketable securities of approximately $10.3 million. Operating activities used $1.4 million of the Company's cash during the first six months of 1996 primarily due to operating losses. Days sales outstanding decreased from 85 days at March 31, 1996 to 79 days at June 30, 1996.

The Company's investing activities used cash of $1.0 million during the first six months of 1996, consisting of additions to property and equipment of $2.4 million, $1.5 million to fund the acquisition of Status/IQ Ltd. and S Cube and capitalization of $941,000 in software costs. These outlays of cash were partially offset by net sales and maturities of marketable securities, amounting to $3.8 million.

The Company's financing activities used cash of $86,000 during the first six months of 1996. Cash of $147,000 from proceeds received from the issuance of stock and exercise of stock options partially offset the paydown of $233,000 in debt.

The Company currently has higher than usual cash requirements due to the proposed settlement of litigation and certain product development investments. However, the Company believes that its cash, cash equivalents, and marketable securities, together with anticipated cash from operations, will be sufficient to meet its liquidity needs for the foreseeable future. Working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments, costs associated with litigation, and possible future acquisitions of businesses and/or product rights.

                          DATAWARE TECHNOLOGIES, INC.
                          PART II. OTHER INFORMATION


Rider 1

Item 6. Exhibits and Reports Filed on Form 8-K.
- -----------------------------------------------

(a)    Exhibits.  See exhibit list on page 15.

(b) Reports on Form 8-K. On April 11, 1996, the Company filed a report on Form 8-K reporting the acquisition of Status/IQ Ltd. and on June 11, 1996, the Company filed an amendment to the Form 8-K to include the required financial information.

Rider 1
- -------

Item 1. Legal Proceedings

On July 18, 1996, the Company announced that it had agreed on the terms of a proposed settlement with the plaintiffs in the securities class action lawsuit pending in the United States District Court for Massachusetts. The lawsuit, under which several separate actions filed on November 14, 1994, by Oscar Haskell, Kent Hiser, Jonathan and Jacklyn Brinlee, and Jon Engdahl were consolidated, will be resolved by the payment of approximately $1.7 million in cash and 250,000 shares of the Company's common stock, subject to court approval of the settlement. The actual amounts will be based in part on the market value of the common stock at the time the settlement becomes effective. Information about the impact of the proposed settlement on the Company's financial results is contained in the Management's Discussion and Analysis section and in the Notes to the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 23, 1996, the Company's shareholders voted as follows:

a) To reelect David Dominik, William R. Lonergan, and Jeffrey O. Nyweide to the Board of Directors for three-year terms.

                                       Total Vote for        Total Vote Withheld
                                        Each Nominee          From Each Nominee
                                       --------------        -------------------
           David Dominik                 4,622,254                  254,884
           William R. Lonergan           4,622,254                  254,884
           Jeffrey O. Nyweide            4,622,254                  254,884


b) To amend the Company's 1993 Equity Incentive Plan to limit the number of shares of Common Stock that may be granted annually to any individual to 250,000.

     Total Vote for the Proposal         4,766,892
     Total Vote Against the Proposal        81,941
     Abstentions                            28,305
     Broker Non-votes                        2,000


c) To amend the Company's 1993 Director Stock Option Plan to increase the total number of shares of Common Stock issuable under the Plan from 60,000 shares to 130,000 shares.

     Total Vote for the Proposal         4,253,922
     Total Vote Against the Proposal       576,117
     Abstentions                            47,099
     Broker Non-votes                        2,000


d) To amend the Company's 1993 Director Stock Option Plan to increase the number of shares of Common Stock subject to automatic annual grants under the Plan from 4,000 shares to 6,000 shares.

     Total Vote for the Proposal         4,423,937
     Total Vote Against the Proposal       415,146
     Abstentions                            38,055
     Broker Non-votes                        2,000

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   DATAWARE TECHNOLOGIES, INC.
                                            (Registrant)


Date: August 14, 1996              By: /s/ Daniel M. Clarke
                                      ------------------------------------------

                                   Daniel M. Clarke
                                   Chief Financial Officer
                                   (Principal Financial and Principal Accounting Officer)

                                 Exhibit Index

3.1     Restated Certificate of Incorporation, as amended July 2, 1996.
10.1    1993 Equity Incentive Plan, as amended May 23, 1996.*
10.2    1993 Director Stock Option Plan, as amended May 23, 1996.*
10.3    Form of stock option agreement terms (executive officers).*
10.4    Form of stock option agreement terms (Kurt Mueller, Jeffrey O.
        Nyweide).*
27.1    Financial Data Schedule.




*       Denotes management contracts and compensation plans.