Form 10-Q
period 1996-09-30
DATAWARE TECHNOLOGIES INC
filed 1996-11-14
CIK 875942

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 For the quarter ended September 30, 1996      Commission File Number 0-21860

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      No
        -------      ---------

     Number of shares outstanding of the issuer's classes of common stock as of October 31, 1996:

                    Class                           Number of Shares Outstanding
     --------------------------------------         ----------------------------
     Common Stock, par value $.01 per share                    6,525,065



                            Total number of pages 17

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX


                                                                     PAGE NUMBER
                                                                    ------------

PART I.  FINANCIAL INFORMATION

     Item 1.    Consolidated Condensed Financial Statements

                Consolidated Condensed Balance Sheets as of
                September 30, 1996 and December 31, 1995                   3

                Consolidated Condensed Statements of Operations for the
                Three and Nine Months Ended September 30, 1996 and 1995    4

                Consolidated Condensed Statements of Cash Flows for the
                Nine Months Ended September 30, 1996 and 1995              5

                Notes to Consolidated Condensed Financial Statements       6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                         12

     Item 6.    Exhibits and Reports on Form 8-K                          12


SIGNATURE                                                                 14

EXHIBIT INDEX                                                             15

                        Part I.  FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements

                          Dataware Technologies, Inc.
                     Consolidated Condensed Balance Sheets
                       (In thousands, except share data)

                                                September 30,   December 31,
                                                     1996            1995
                                                -------------   -------------
ASSETS
Current assets:
   Cash and cash equivalents                    $       3,204   $       7,734
   Accounts receivable, less allowance for
      doubtful accounts of $860 and $610                8,986          10,063
   Prepaid expenses and other current assets            3,230           2,734
   Deferred taxes                                         336             336
                                                -------------   -------------
      Total current assets                             15,756          20,867

Property and equipment, net                             7,587           5,543
Computer software costs, net                            2,112           3,002
Marketable securities                                   2,034           8,908
Deferred taxes                                          4,151             284
Intangible assets                                       2,370           3,362
                                                -------------   -------------
      Total assets                              $      34,010   $      41,966
                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes, software license
      payable and capital leases                $         107   $         189
   Demand note payable to related party                   ---              50
   Accounts payable                                     2,785           1,963
   Accrued expenses                                     1,982           1,396
   Accrued litigation and non-recurring
      charges                                           4,394             ---
   Accrued compensation                                 1,957           1,690
   Income taxes payable                                 1,875           1,928
   Deferred revenue                                     2,399           2,530
                                                -------------   -------------
      Total current liabilities                        15,499           9,746

Notes, software license payable and capital
    leases                                                ---               4

Stockholders' equity:
   Preferred stock, $.01 par value, 8,000,000
      shares authorized, none issued                      ---             ---
   Common stock, $.01 par value: 14,000,000
      shares authorized; 6,500,942 and
      6,239,123 shares issued and outstanding
      at September 30, 1996 and December 31,
      1995, respectively                                   65              62
   Additional paid-in capital                          38,118          36,782
   Accumulated deficit                                (19,400)         (4,445)
   Cumulative translation adjustment                     (269)           (209)
   Unrealized gain (loss) on marketable
      securities                                           (3)             26
                                                -------------   -------------
      Total stockholders' equity                       18,511          32,216
                                                -------------   -------------
      Total liabilities and stockholders'
         equity                                 $      34,010   $      41,966
                                                =============   =============
The accompanying notes are an integral part of the consolidated condensed financial statements



                          Dataware Technologies, Inc.
                Consolidated Condensed Statements of Operations
                     (In thousands except per share data)


                                   Three months ended   Nine months ended
                                      September 30,        September 30,
                                     1996       1995       1996       1995
                                   ---------  --------- ----------  ---------
Revenues:
   Software license fees           $   4,905  $   5,415 $   11,408  $  14,620
   Services                            5,115      5,187     15,417     15,971
                                   ---------  --------- ----------  ---------
      Total revenues                  10,020     10,602     26,825     30,591

Cost of revenues:
   Software license fees                 896        872      2,576      2,209
   Write down of intangible
     assets                             ----       ----      1,926       ----
   Services                            3,400      2,938      9,776      8,821
                                   ---------  --------- ----------  ---------

      Total cost of revenues           4,296      3,810     14,278     11,030
                                   ---------  --------- ----------  ---------

Gross margin                           5,724      6,792     12,547     19,561

Operating expenses:
   Sales and marketing                 4,752      3,342     12,752      9,859
   Product development                 2,181      1,155      5,953      3,620
   General and administrative          1,736      1,343      5,172      3,936
   Write down of goodwill
        and other non-recurring
        charges                         ----       ----      1,889       ----
   Acquired research and
     development                         668       ----      1,861       ----
                                   ---------  --------- ----------  ---------
      Total operating expenses         9,337      5,840     27,627     17,415
                                   ---------  --------- ----------  ---------

Income (loss) from operations         (3,613)       952    (15,080)     2,146

Interest income, net                      64        158        360        425
Settlement of litigation                ----       ----     (4,073)      ----
Other income (expenses), net               2         11        (29)        65
                                   ---------  --------- ----------  ---------

Income (loss) before income taxes     (3,547)     1,121    (18,822)     2,636
Provision (benefit) for income
   taxes                                (864)       336     (3,867)       791
                                   ---------  --------- ----------  ---------
      Net income (loss)            $  (2,683) $     785 $  (14,955) $   1,845
                                   =========  ========= ==========  =========
Net income (loss) per common share $   (0.41) $    0.12 $    (2.35) $    0.28
                                   =========  ========= ==========  =========
   Weighted average number of
   common and common equivalent
   shares                              6,466      6,635      6,358      6,605
                                   =========  ========= ==========  =========

The accompanying notes are an integral part of the consolidated condensed financial statements

                          Dataware Technologies, Inc.
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)

                                                                 Nine months ended
                                                                   September 30,
                                                                  1996        1995
                                                               ---------  ----------
Cash flows provided by (used in) operating activities:
Net income (loss)                                              $ (14,955) $    1,845
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                   2,785       2,480
   Loss (gain) on foreign currency transactions                       51         (62)
   Deferred taxes                                                 (3,867)        ---
   Non-cash portion of write-down of intangible assets             3,180         ---
   Charge for acquired research and development                    1,861         ---
   Other adjustments                                                 195         ---
   Changes in operating assets and liabilities, net
      of effects from acquisitions of businesses:
      Accounts receivable                                          1,691      (1,686)
      Prepaid expenses and other current assets                     (960)       (101)
      Accounts payable                                               677        (351)
      Accrued expenses and compensation                              528         129
      Accrued litigation and non-recurring charges                 4,394         ---
      Income taxes payable                                           (53)        795
      Deferred revenue                                              (435)        296
                                                               ---------  ----------
         Net cash provided by (used in) operating activities      (4,908)      3,345
                                                               ---------  ----------

Cash flows provided by (used in) investing activities:
   Purchase of marketable securities                              (9,874)        ---
   Proceeds from sales and maturities of marketable securities    16,719       1,213
   Additions to property and equipment                            (3,507)     (2,178)
   Acquisition of businesses, net of cash
      acquired                                                    (1,553)        ---
   Additions to capitalized software costs                        (1,496)     (1,084)
                                                               ---------  ----------
         Net cash provided by (used in) investing activities         289      (2,049)
                                                               ---------  ----------

Cash flows provided by financing activities:
   Proceeds from issuance of common stock and exercise of
      stock options                                                  382       1,200
   Principal payments on notes, software license
      payable and capital leases                                    (236)       (290)
                                                               ---------  ----------
         Net cash provided by financing activities                   146         910
                                                               ---------  ----------
Effect of exchange rate changes on cash                              (57)        (13)
                                                               ---------  ----------
Net change in cash and cash equivalents                           (4,530)      2,193
Cash and cash equivalents at beginning of period                   7,734       4,642
                                                               ---------  ----------
Cash and cash equivalents at end of period                     $   3,204  $    6,835
                                                               ---------  ----------
Supplemental disclosure of non-cash financing
   transactions:

Stock and stock warrants issued in connection with
   acquisitions                                                $     761  $      ---
                                                               =========  ==========
Note payable assumed in connection with acquisition
   of business                                                 $     101  $      ---
                                                               =========  ==========

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

The Company's results for the three and nine month periods ended September 30, 1995 have been restated to include the operations of Ledge Multimedia, Inc., which was acquired on December 30, 1995 in a pooling transaction. Additionally, certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

B. Computer Software Costs

During the nine month period ended September 30, 1996, the Company capitalized approximately $1,492,000 of internally developed software costs and capitalized $1,084,000 during the same period in 1995. For the three month period ended September 30, 1996, the Company capitalized approximately $551,000 of these costs as compared to $353,000 during the same period in 1995. These costs, net of accumulated amortization, amounted to $1,887,000 at September 30, 1996. Amortization expense related to internally developed software was $667,000 and $608,000 for the nine month periods ended September 30, 1996 and 1995, respectively. For the three month periods ended September 30, 1996 and 1995, amortization expense related to internally developed software was $212,000 and $308,000, respectively. The Company also recorded a $1,180,000 one-time charge during the nine month period ended September 30, 1996 for the write-down of less productive internally developed software assets to their net realizable value.

During the nine month period ended September 30, 1996, the Company capitalized approximately $175,000 of purchased software costs related to the acquisition of Status/IQ Ltd. The cost of capitalized software purchased, net of accumulated amortization, amounted to $225,000 at September 30, 1996. Amortization expense for computer software purchased was $308,000 and $194,000 for the nine months ended September 30, 1996 and 1995, respectively. For the three month periods ended September 30, 1996 and 1995, amortization expense related to computer software purchased was $207,000 and $72,000, respectively. During the nine months ended September 30, 1996 the Company recorded a one-time charge for the write-down of less productive purchased software assets to their net realizable value in the amount of $405,000.

C. Accounting for Goodwill

The company periodically reviews and evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future operating income of the acquired entity. During the nine month period ended September 30, 1996, the Company recorded a $905,000 one-time charge for the write-down of goodwill to fair value primarily related to the acquisition of PCD-Consult AB in Skovde, Sweden. There were no write-downs of goodwill during the three month period ended September 30, 1996.


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

On July 31, 1996 the Company acquired Ntergaid, Inc. of Milford, CT through the merger of a wholly-owned subsidiary with Ntergaid for a cost of approximately $685,000 (including acquisition-related expenses), consisting of cash and common stock of the Company. The acquisition is being accounted for as a purchase and, accordingly, the assets, liabilities and results of operations have been included in the financial statements from the acquisition date. The excess purchase price over the fair value of net assets acquired, totaling $668,000, is included in the third quarter results of operations as acquired research and development.

E.    Income Taxes

The Company recorded a tax benefit of $864,000 for the third quarter of 1996 as compared to a $336,000 tax provision for the same period a year ago. For the nine month period ended September 30, 1996, the Company recorded a tax benefit of $3,867,000. The effective tax rate for the three and nine month periods ended September 30, 1996 was 24% and 20%, respectively. The Company has not recorded a benefit for the litigation settlement costs incurred in 1996.

Management continues to evaluate the realizability of its $4.5 million deferred tax asset and believes that it is more likely than not, based on the weight of available evidence, that these deferred tax assets will be realizable. However, there can be no assurances that a reduction of this deferred tax asset will not be required in the near term pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

                          Dataware Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:
----------------------

The Company's results for the three month and nine month periods ended September 30, 1995 have been restated to include the operations of Ledge Multimedia, Inc., which was acquired on December 30, 1995 in a pooling transaction. Additionally, the former systems integration category has been combined with the services category in the revenues and cost of revenues sections in the statements of operations for all periods shown.

On July 31, 1996 the Company acquired Ntergaid, Inc. of Milford, CT through the merger of a wholly-owned subsidiary with Ntergaid for a cost of approximately $685,000 (including acquisition-related expenses), consisting of cash and common stock of the Company. The acquisition is being accounted for as a purchase and, accordingly, the assets, liabilities and results of operations have been included in the financial statements from the acquisition date. The excess purchase price over the fair value of net assets acquired, totaling $668,000, is included in the third quarter results of operations as acquired research and development.

Revenues

The Company's total revenues decreased 5% from $10.6 million in the third quarter of 1995 to $10.0 million in the third quarter of 1996. The Company's total revenues decreased 12% from $30.6 million in the first nine months of 1995 to $26.8 million in the first nine months of 1996.

Software license fees decreased 9% from $5.4 million for the three months ended September 30, 1995 to $4.9 million for the three months ended September 30, 1996. Services revenues decreased 1% from $5.2 million during the same period in 1995 to $5.1 million in 1996. For the first nine months of 1996, software license fees decreased 22% from $14.6 million to $11.4 million, and services revenues decreased 3% from $16.0 million to $15.4 million. These decreases in software license revenues during the third quarter as well as the first nine months of 1996 reflect customer delays, as our customers reviewed the impact of the internet on their businesses, as well as increased competition in the industry.

Software revenues decreased to 49% of total revenues in the third quarter of 1996, down from 51% in the third quarter of 1995, and services revenues increased to 51% of total revenues in the third quarter of 1996, up from 49% in the third quarter of 1995. For the first nine months of 1996, software license fees decreased to 43% of total revenues from 48% in the first nine months of 1995 and services revenues increased to 57% of total revenues from 52% in the first nine months of 1995.

Consistent with past experience, a higher percentage of the Company's revenues are expected to be realized in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. The Company's orders early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. Accordingly, the Company's quarterly results will be difficult to predict until the end of the quarter, and a shortfall in shipments or contract orders at the end of any particular quarter may have a material adverse impact on the results for that quarter.

Cost of Revenues

Cost of revenues increased 13% from $3.8 million in the third quarter of 1995 to $4.3 million during the same period in 1996. Cost of revenues increased 29% from $11.0 million for the nine month period ended September 30, 1995 to $14.3 million during the nine month period ended September 30, 1996. As a percent of revenues, total cost of revenues increased from 36% of total revenues for the three months ended September 30, 1995 to 43% for the three months ended September 30, 1996 and from 36% to 53% for the first nine months of 1995 compared to the same period in 1996. This increase is largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write-down of less productive software assets to their net realizable value. A continuing shift in product mix from software license fees to higher cost services business, as well as increased fixed costs, also contributed to the increase.

The cost of software licenses as a percentage of software license fees increased from 16% during the third quarter of 1995 to 18% during the same period in 1996, and from 15% for the first nine months of 1995 to 23% for the first nine months of 1996. This increase was due to the decrease in sales volume while fixed costs, primarily amortization of capitalized software, increased quarter over quarter and year over year.

The cost of services as a percentage of service revenues increased from 57% for the third quarter of 1995 to 66% during the third quarter of 1996 and from 55% for the first nine months of 1995 to 63% for the first nine months of 1996. This increase primarily reflects higher direct and indirect expenses for services projects.

Gross Margin

Total gross margin was $6.8 million or 64% of total revenues for the third quarter of 1995 and $5.7 million or 57% of total revenues for the third quarter of 1996. For the nine month period ended September 30, 1995, total gross margin amounted to $19.6 million as compared with $12.5 million for the same period in 1996, representing 64% and 47% of total revenues, respectively. In addition to the one-time charge mentioned previously, changes in total gross margin from period to period have resulted from lower total revenue volume, higher costs within each revenue category, and a shift in product mix from higher margin software products to relatively lower margin services.

Although management anticipates that gross margin as a percentage of revenues will improve in the long run as the Company's revenue base grows and if the Company successfully shifts product mix toward higher margin software, there are a number of important factors that could adversely affect the Company's future gross margins resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors, which are discussed in detail in Exhibit 99 hereto, incorporated by reference, include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses

Sales and marketing expenses increased 42% from $3.3 million during the third quarter of 1995 to $4.8 million during the same period in 1996. During the nine month period ended September 30, 1996, sales and marketing expenses increased 29% from $9.9 million during this period a year ago to $12.8 million. Sales and marketing expenses increased as a percentage of revenues from 32% in the third quarter of 1995 to 47% in that same period in 1996 and from 32% for the nine months ended September 30, 1995 to 48% for the nine months ended September 30, 1996. The increase in sales and marketing expenses reflects the Company's continuing investment in strengthening the Company's sales and marketing capabilities as well as the incremental expense associated with recent acquisitions.

Product Development Expenses

Product development expenses, which excludes capitalized software costs, increased 89% from $1.2 million in the third quarter of 1995 to $2.2 million in the third quarter of 1996, and increased 64% from $3.6 million during the first nine months of 1995 to $6.0 million during the same period in 1996. The Company capitalized software development costs in the amount of $353,000 in the third quarter of 1995 as compared to $551,000 in the third quarter of 1996. During the first nine months of 1995, the Company capitalized $1,084,000 in software development expenses as compared with $1,492,000 during the same period in 1996. Product development expenses as a percentage of total revenues increased from 11% in the third quarter of 1995 to 22% in that same period in 1996 and from 12% for the nine months ended September 30, 1995 to 22% for the nine months ended September 30, 1996. The increase in product development expenses in real dollars as well as in relation to total revenues reflects the Company's continuing investment in previously announced projects, compounded by the decline in revenue during 1996.

General and Administrative Expenses

General and administrative expenses increased 29% from $1.3 million in the third quarter of 1995 to $1.7 million in the third quarter of 1996, and increased 31% from $3.9 million during the first nine months of 1995 to $5.2 million during the first nine months of 1996. This increase was primarily due to the build-up of the Company's financial and administrative infrastructure during the second half of 1995. General and administrative expenses as a percent of total revenues increased from 13% in the third quarter of 1995 to 17% in that same period in 1996 and from 13% for the nine months ended September 30, 1995 to 19% for the nine months ended September 30, 1996, due to increased fixed costs while revenues declined during 1996.

Write-Down of Goodwill and Other Non-Recurring Charges

The company periodically reviews and evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future operating income of the acquired entity. During the nine month period ended September 30, 1996 the Company recorded a one-time charge, which was included in cost of revenues in the consolidated statements of operations, in the amount of $1,926,000 for the write-down, to their net realizable value, of less productive software assets, prepaid royalties and inventory. In addition, the Company recorded write-downs of goodwill, facilities consolidations, and smaller amounts for severance and miscellaneous items amounting to $1,889,000 which was included in operating expenses in the consolidated statements of operations.

Charge for Acquired Research and Development

In conjunction with the acquisitions of Status/IQ Ltd. in March 1996 and Ntergaid, Inc. in July 1996, the Company acquired certain technologies under development that the Company hopes will prove valuable to the future growth of the Company. Such technology, valued at approximately $1.2 million for Status/IQ and $668,000 for Ntergaid, was charged to operations during the first and third quarters of 1996, respectively, as acquired research and development.

Settlement of Litigation

Pursuant to the settlement with the plaintiffs of a securities class-action lawsuit pending against the Company and certain of its current and former directors and officers since November 1994, the Company will distribute approximately $1.7 million in cash and 250,000 shares of its common stock in exchange for a full release of all claims against the Company and its current and former directors and officers. The Company's insurance carrier will contribute $1.0 million in cash towards the settlement and associated legal fees. The Company reported an expense of $4,073,000 in the consolidated statements of operations for the second quarter of 1996 related to the then proposed settlement. The final cost of the settlement will be based on the closing price of the Company's common stock on November 25, 1996.

Provision for Income Taxes

The Company recorded a tax benefit of $864,000 for the third quarter of 1996 as compared to a $336,000 tax provision for the same period a year ago. For the nine month period ended September 30, 1996, the Company recorded a tax benefit of $3,867,000. The effective tax rate was 24% for the third quarter of 1996, and 20% for the nine month period ended September 30, 1996. The Company did not record a tax benefit for the litigation settlement costs incurred in 1996.

Management continues to evaluate the realizability of its $4.5 million deferred tax asset and believes that it is more likely than not, based on the weight of available evidence, that these deferred tax assets will be realizable. However, there can be no assurances that a reduction of this deferred tax asset will not be required in the near term pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As of September 30, 1996, the Company had cash, cash equivalents, and marketable securities of approximately $5.2 million. Operating activities used $4.9 million of the Company's cash during the first nine months of 1996, primarily due to operating losses. Days sales outstanding decreased from 79 days at June 30, 1996 to 75 days at September 30, 1996.

The Company's investing activities provided cash of $289,000 during the first nine months of 1996. The cash inflow from the net sales and maturities of marketable securities amounting to $6.8 million was partially offset by additions to property and equipment of $3.5 million, $1.6 million to fund the acquisitions of Status/IQ Ltd., S Cube and Ntergaid and capitalization of $1.5 million in software costs.

The Company's financing activities provided cash of $146,000 during the first nine months of 1996. Cash of $382,000 from proceeds received from the issuance of stock and exercise of stock options partially offset the paydown of $236,000 in debt.

The Company currently has higher than usual cash requirements due to the settlement of litigation and certain product development investments. While the Company believes that its cash, cash equivalents, and marketable securities, together with anticipated cash from operations and available credit lines, would be sufficient to meet its liquidity needs for the foreseeable future, the Company is considering various options for raising additional capital, including the possibility of the sale of equity securities. Working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments, costs associated with litigation, and possible future acquisitions of businesses and/or product rights.

                          DATAWARE TECHNOLOGIES, INC.
                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

On October 24, 1996 the United States District Court for Massachusetts approved the settlement of the securities class-action lawsuit filed in November 1994, the terms of which were described in the Company's Report on Form 10-Q for the quarter ending June 30, 1996. See "Settlement of Litigation" on page 10 above.


Item 6. Exhibits and Reports Filed on Form 8-K.
-----------------------------------------------

(a)    Exhibits.  See exhibit list on page 14.

(b) Reports on Form 8-K. On July 18, 1996 the Company filed a report on Form 8-K reporting the adoption of a Shareholder Rights Plan and a distribution to all shareholders of one share purchase right for each share of Common Stock held.

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DATAWARE TECHNOLOGIES, INC.
                                           (Registrant)


Date: November 14, 1996            By: Daniel M. Clarke
                                       -----------------------------------------
                                   Daniel M. Clarke
                                   Chief Financial Officer
                                   (Principal Financial and Principal Accounting
                                   Officer)

                                 Exhibit Index


27.1  Financial Data Schedule.
99    Important Factors Regarding Future Results