Form 10-K
period 1996-12-31
DATAWARE TECHNOLOGIES INC
filed 1997-03-31
CIK 875942

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996

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

               SECURITIES REGISTERED PURSUANT TO SECTION 12 (g)
                   OF THE SECURITIES EXCHANGE ACT OF 1934:
                    Common Stock, Par Value $.01 Per Share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of February 28, 1997: $27,152,464

Shares of Common Stock outstanding as of February 28, 1997: 6,641,707




                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on May 23, 1997 (the "1997 Proxy Statement") are incorporated by reference into Part III of this Report.

                           Exhibits Index at Page 46

                                    PART I

                               ITEM 1. BUSINESS

OVERVIEW

         Dataware's base business is software and services for high-end electronic publishing. Through its direct sales and service organizations (20 offices worldwide), the Company has developed relationships with more than 2,000 blue chip customers serving over 800,000 end users.

         Dataware's sophisticated software products and extensive services enable customers to maximize the advantage of the latest information technologies, such as the Internet, intranets, CD-ROM, client/server, and multimedia. The Company's software systems, applications, and custom software are designed to enable customers to successfully deploy real-world applications that save money, increase productivity, generate increased revenue and profit, and create competitive advantages. Dataware's base business is a "customer intimate" business with substantial recurring revenues. Customer relationships tend to last for many years. Dataware derives recurring revenues from software licenses, software maintenance, and service revenues from updating existing customers' electronic publishing applications.

         The Company was incorporated in Delaware on March 15, 1988.
Significant operations of the Company did not commence until October 1, 1988 upon the purchase of the worldwide rights to certain software developed by Dataware 2000 GmbH and the acquisition of its United States distributor. Acquisitions of related businesses have contributed significantly to the Company's growth since 1991. Effective April 1991, the Company acquired all of the outstanding shares of its German distributor, Dataware 2000 GmbH, in return for cash and stock. Effective April 1992, the Company completed the acquisition for cash of the CD-ROM business of its United Kingdom distributor, Archetype Systems, Ltd. Effective April 1992, the Company completed the acquisition for cash of substantially all the assets of Reference Technology, Inc., a software and services company headquartered in Boulder, Colorado. On December 31, 1993, the Company acquired for cash all of the outstanding shares of Megalith Technologies, Inc., its Canadian distributor. During the first quarter of 1994, the Company acquired three businesses: it acquired the assets of its Swedish distributor, PCD Consult AB, in exchange for assuming certain liabilities; it acquired the assets and assumed certain liabilities of BRS Software Products, for cash; and it acquired for cash, all the outstanding shares of another of its Canadian distributors, OPTIM Corporation. On December 30, 1995, the Company acquired Ledge Multimedia, Inc. ("Ledge"), a multimedia services and software Company, by merger in exchange for Dataware stock which was accounted for as a pooling of interests. During the first quarter of 1996, the Company acquired for cash and common stock of the Company, all of the outstanding shares of Status/IQ Ltd., located in the United Kingdom. During the second quarter of 1996, the Company acquired the assets and assumed the liabilities of S Cube srl of Milan, Italy for cash. Finally, during the third quarter of 1996, the Company acquired for cash and common stock of the Company, Ntergaid Inc. of Milford, CT, through the merger of a wholly owned subsidiary of the Company with Ntergaid. Additional information about the development of the Company's business during the past year is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY

     The Company competes in four major application areas: CD-ROM software and services, text management software, software and services for on-line/Internet applications, and electronic publishing management systems. Increasingly, these application areas are overlapping, as hybrid-media solutions are requested by customers.

CD-ROM software and services

     CD-ROM is primarily used as a medium for distributing large amounts of electronic information to multiple locations in a compact format. CD-ROM competes primarily with other distribution media such as paper (print media), microfiche and on-line information delivery. The advantages of CD-ROM derive primarily from the combination of large storage capacity, low cost (in volume), very compact form and random access, which permits electronic searching and multimedia display.

     There are numerous examples of applications which require these features. Magazine and newspaper publishers are generating incremental revenues and profits by publishing their historical information on CD-ROM for purchase by libraries, industry analysts and other professionals. Leading manufacturers are improving the effectiveness of sales and service personnel by distributing broad-based and constantly changing product information on CD-ROM, including comprehensive parts, prices and specifications databases. Government agencies are replacing warehouses of policy and procedure manuals, regulations and forms with CD-ROM based information products.

     Dataware recognized early on that CD-ROM technology presented significant opportunities for organizations to reduce costs and generate additional revenues by distributing large amounts of information in a compact, portable format. However, in order to enable customers to take full advantage of these opportunities, two important additional building blocks were required: specialized authoring software and services, and CD-ROM optimized retrieval software.

     Specialized authoring software and services are required because of the many challenges involved in capturing, converting, indexing and preparing information from various source formats to make it appropriate for CD-ROM media. CD-ROM optimized retrieval software is required because of the inherent slowness of CD-ROM hardware technology: although a CD-ROM disc often contains 100 times more information than the typical PC database, the rate at which the CD-ROM drive can get to the various locations on the disc (the "average seek time") is at least 10 times slower than a magnetic disk.

     Dataware responded to these requirements by developing a comprehensive suite of authoring and retrieval software products and services. The Company's authoring software and services enable CD-ROM publishers to design applications, create appealing user interfaces, define data structures, import information from a variety of native sources, convert it to formats appropriate for CD-ROM deployment, index it to expedite searching and retrieval, and prepare the information for premastering, mastering and replication of finished CD-ROM discs. The Company's retrieval software, which is typically incorporated directly on the CD-ROM or CDR disc, includes both the search engine that rapidly locates the desired information as well as a user interface that presents options, assists in framing queries and enables the end user to navigate through the information on the CD-ROM disc.

     The Company believes that its advanced CD-ROM software and extensive services meet the needs of customers by providing a comprehensive set of solutions for creating, updating, distributing and supporting professional, educational, and consumer CD-ROM applications.

Text management software

         Studies show that only 10% of the information in most organizations is structured and resides in database management systems. The other 90% is unstructured information of various types, mostly textual in nature. Fast, accurate, and thorough updating and retrieval of information from large collections of text requires novel systems and approaches that go beyond automating manual processes, and require software which is fundamentally different than that used for structured database management. The task is complex because text is relatively unstructured and subject to linguistic interpretation. As a result of these requirements, a market for text document management and retrieval software has developed.

         Text document management and retrieval software is used in a variety of application areas, including accounting, for tax procedures, legislation, and standards; corporate, for document management, document image processing, and workflow; education, for on-line public access catalogs and research databases; specifications, plans, drawings, charts, and microfilm indexing; financial services, for procedures, workflow integration, and skills registers; government, for policies and procedures, defense and intelligence, and regulatory compliance; legal, for litigation support, conflict of interest, and attorney work product; medicine, for patient records, clinical notes, and discharge summaries; pharmaceuticals, for product details, supplier details, R&D reports, and abstract libraries; police and security, for criminal records, incident reports, and firearm registers; and publishing, for editorial content, cross-reference validation, and on-line hosting.

         Dataware participates in this market area through the BRS/Search and NetAnswer software product families. These products are used in mission-critical and mission-support systems throughout the world to manage collections ("repositories") of unstructured information, including word processor files, research papers, market reports, project files, supplier details, product specifications, articles, memos, precedents, case notes, transcripts, depositions, regulations, standards, resumes, e-mail, and plans with associated charts, tables, diagrams and photographs. These repositories can be accessed over LAN's, WAN's, or the Internet.

Software and services for on-line/Internet information distribution

         Software and services for on-line/Internet applications is the third major application area where Dataware is active. Dataware sells server software (NetAnswer, BRS/Search, CD Answer, and Electronic Publishing Management Systems ("EPMS")), user interface development tools (Total Recall, HLI, ADL, and EPMS
SDKs) and services to assist information providers in developing on-line/Internet applications. These applications are deployed through proprietary or publicly available networks (e.g. Internet).

         Historically, the market for commercial on-line information distribution has been dominated by a few large competitors in most sectors ("traditional on-line services") who have their own proprietary software (e.g. Dialog, Mead Data Central, WestLaw, Orbit, CompuServe, America On-line). These services obtain information from a variety of different providers and resell it through their proprietary networks to targeted groups of end users, e.g. Dialog to libraries, Mead and WestLaw to attorneys, Orbit to patent attorneys, CompuServe and AOL to consumers.

         Dataware believes that the long-run model for the future of the commercial on-line business in many segments will be quite similar to the CD-ROM model, i.e. information providers will take control of their own destinies in order to control product quality, obtain more direct relationships to customers, and most importantly, to obtain a much larger slice of the value added which accrues to their information content. They will accomplish this by purchasing best-of-breed services, software, and hardware in order to provide their own targeted on-line services.

         Dataware believes that many of these commercial on-line services will be provided through the Internet, or its descendants. The Internet is a loose collection of millions of computers at thousands of sites around the world whose users can pass along information and share files using a common protocol (Transmission Control Protocol/Internet Protocol, or "TCP/IP").

         The Internet opportunity for Dataware is two-fold: 1) sell server software (e.g. Net Answer and EPMS) to information providers and 2) sell services to help information providers prepare and deliver their content and applications for the Internet. The markets for both of these categories are still in their infancy, but have the potential for explosive growth as traditional information providers move to take advantage of this new electronic distribution option.

Electronic Publishing Management Systems

         Organizations are grappling today with unprecedented information access and delivery challenges. The changes brought on by rapid growth and constant restructuring in these organizations result in lost knowledge, islands of information, and redundancies and duplication in work efforts. Geographic isolation of workers means inefficiencies and knowledge workers not communicating. However, rapid changes in technology, the competitive environment, and users' experiences and expectations is causing a revolution in the way organizations create, manage, and access information of all types.

         Providing timely and accurate information to knowledge workers is a publishing process, and these environmental changes highlight the need for efficient and effective publishing activities. Industry studies indicate that publishing consumes 12% to 15% of corporate revenues. Today, every business's second business is publishing, because every business runs on information.

         Organizations are starting to realize bottom-line benefits from installing Internet and intranet applications. Intranets are inside-the-organization networks that employ the same common protocol for communication and file sharing as the public Internet (TCP/IP). Many of these are publishing applications, such as product and technical documentation, policy and procedures manuals, as well as commercial publishing applications such as on-line encyclopedias. The market opportunity for Dataware is selling products and services to assist these organizations in making their publishing processes run efficiently and effectively. Dataware participates in this market with a product introduced in 1996 - Dataware EPMS. EPMS is a new type of electronic publishing management system specifically designed to help organizations manage the often complex and expensive process of electronic publishing.


CORPORATE STRATEGY

         The Company's key objectives are to create high levels of customer satisfaction, to deliver superior long-term returns for shareholders, and to create a challenging and enjoyable work environment for employees. To achieve these objectives, Dataware is pursuing a strategy which includes the following key elements:

Focus on fast growth market areas

         Dataware focuses on fast growth market areas where the Company's core competencies apply. The Company believes that it has five core competencies at the present time: CD-ROM software, software for managing and retrieving text and unstructured information, specialized information conversion and processing software and services, applications development software and services, and worldwide direct sales, marketing and services capabilities. These competencies are applied to four fast growth application areas: CD-ROM, text management, on-line/Internet applications, and electronic publishing management systems. Each of these areas is projected to grow in excess of 20% annually for the next several years, according to industry sources.

Close relationships with customers

     Dataware views the long-term partnerships with its customers as a critical element in the Company's historical and future success. In order to continue to meet their needs in a timely fashion, the Company works directly with existing and prospective customers to identify and develop new product features and functionality and to offer new and improved services. To promote a close and continuing relationship with customers, Dataware sells to and supports customers primarily through direct sales and service organizations in North America, Europe, Australia and Singapore.

Recurring business

         The Company's marketing, pricing and support strategies are focused on the generation of both one-time and recurring revenues. Many of the Company's customers are involved in developing CD-ROM applications where the information content by its nature needs to be updated on a regular basis, thus providing Dataware with recurring annual or per disc software licenses and/or repeat services business. Other customers purchase text management software from the Company and wish to acquire annual maintenance contracts for the updating and support of these software products. In 1996, recurring revenues represented approximately 51% of total revenues.

Market and technology leadership

     Dataware continuously strives for leadership in its chosen market areas, both in terms of market share and technology leadership. This can be accomplished through a combination of internal growth and development, as well as through selected acquisitions.

Comprehensive product and service offering

         Dataware's comprehensive set of products and services distinguishes the Company from its competitors. Many competitors offer only a single product type, such as text retrieval, or do not offer the full complement of specialized services to enable large organizations to develop text management systems, CD-ROM titles, or on-line/Internet services. Dataware provides a broad range of software tools, information conversion and processing services and systems integration products and services to enable these organizations to develop and update their applications. The Company's complete product and service offerings permit customers to migrate smoothly at any time from Dataware provided services to in-house production.

Global marketing and distribution

         The Company operates direct sales, marketing, and support operations in 10 countries: Australia, Canada, Denmark, France, Germany, Italy, Singapore, Sweden, United Kingdom, and the United States. In addition Dataware works with distribution partners in many other areas of the world, including Japan, Southeast Asia, Europe, and South America. This organization permits Dataware to serve both local and multi-national customers more effectively, and to better meet their short and long term needs.

Diversified revenue base

     The Company has created and intends to maintain a diversified revenue base along several dimensions: geographic, customer and product mix. Since its founding, Dataware has devoted substantial resources to international product development, marketing and sales, and a significant proportion of the Company's revenues is derived from international customers. Dataware sells products and services to customers in several market segments, including commercial publishing, corporate, government, higher education, and legal. These customers, in turn, employ the Company's products and services to create a wide variety of different applications. No customer accounted for more than 5% of total revenues in 1996.

Selective acquisitions

         Since 1991, the Company has continued to selectively acquire related businesses that will broaden its customer base, allow the development of more direct customer relationships, and provide important new products and services for customers.

PRODUCT STRATEGY

     The Company's product strategy is to address the evolving needs of its markets by meeting the following key objectives:

Technological leadership

         Dataware intends to maintain and enhance its technological leadership position through continued investments in its core software products and through the introduction of new products. The key areas of planned software development include Internet-related applications, improved information presentation and display (e.g. formatted data, text, tables, mathematics, images, multimedia, etc.), enhanced information retrieval (e.g. natural language, relevance ranking, semantic networks, associative indexing, document clustering, etc.), more extensive information processing capabilities (e.g. SGML parsing, word processor conversions), better graphics processing, faster indexing, and improved compression. In addition to internal development, the Company may also license or acquire appropriate third party technology to achieve its goals.

Open systems architecture

         The Company's open systems architecture permits customers to attach their own user interfaces or to use third party tools to develop front ends for their applications. This approach gives customers flexibility to determine the look and feel of their applications. In addition, the Company has designed its software so that it can easily be integrated into the broader systems and computing environments of the customer organization. For example, Dataware software applications have been integrated with on-line ordering systems, relational databases, document management systems, imaging solutions, and with desktop productivity software.

Multi-platform and multi-lingual

     Dataware's strategy is to offer software that runs on multiple platforms and with user interfaces in multiple languages. These multi-platform and multi-lingual capabilities are important to commercial publishers seeking to increase their revenues and to other large organizations seeking to reduce the costs of distributing information into heterogeneous computing environments worldwide. The ability to deploy applications across various computing platforms and in multiple languages also minimizes manufacturing and handling costs. Advanced multi-platform and multi-lingual capability distinguishes Dataware from competitors. Dataware's software products can be used to create applications with user interfaces in up to 15 languages, including English, French, German, Spanish, Italian, Russian and Japanese (Kanji).

Support for industry standards

         The Company supports official standards and de facto standards where these are important for competitive success. Some of the important standards which the Company currently supports or intends to support include Microsoft DOS, Microsoft Windows (WIN 3.1, WIN 95 and WIN NT), Standard Generalized Markup Language (SGML), Open DataBase Connectivity (ODBC), HyperText Markup Language
(HTML), World Wide Web (WWW), and Z39.50. Dataware constantly reviews various standards to determine if new standards are becoming important, or if existing standards can be removed from the supported list.

PRODUCTS AND SERVICES

     The Company's revenues are derived from two primary sources: software and services.

Software

         Dataware's CD-ROM software products allow integration of data, text, graphics and multimedia in the same CD-ROM application. The Company has optimized its CD-ROM software products for enhanced retrieval performance and user-friendliness across a broad range of delivery platforms. Dataware's major CD-ROM software products are CD Author Development System, CD Answer retrieval software and CD Author Advanced Design Library.

         The company's primary text management product line is BRS/Search. BRS/Search provides fast, authoritative, and uniform multi-user access to all types of information including text, images, data, graphics, and multimedia such as audio and video. BRS/Search is an open product, which can be integrated with other systems through the use of add-on products such as WordPlus. BRS can be integrated with relational databases (RDBMS), word processors, document image processing (DIP) systems, and other office automation systems. BRS/Search provides multiple customization options which conform to established working practices, including Dataware software tools and other 4GL tools such as Visual Basic(R), Powersoft(R), and SQL Forms(R). State-of-the-art technological innovations in information searching including natural language, concept searching, and semantic networks can be added to BRS/Search to enhance applications.

         In the on-line/Internet area, Dataware offers NetAnswer, a comprehensive, off-the-shelf, Internet software offering. A robust information management, query, and retrieval system for the World Wide Web, NetAnswer software enables information providers to distribute large volumes of data, text, and multimedia content via the Internet. NetAnswer includes extensive accounting and security features for publishers planning to sell or monitor access to information and is optimized for many users accessing large databases. The software includes sophisticated capabilities such as multi-fielded searches, thesauri and concept searching, relevance ranking, and user-customized search and display formats.

         Dataware has created a new generation software product family - Dataware EPMS - the first enterprise Electronic Publishing Management System, based on its extensive experience in developing hundreds of high-end electronic publishing applications. As the content available on the Internet moves from the initial "brochure-ware" phase towards mainstream information applications, the Dataware EPMS is intended to meet the emerging needs of corporate and commercial publishers for managing their mission-critical electronic publishing activities. Dataware EPMS has been architected to enable organizations to create consistent, compelling electronic publications from a wide variety of source information types, such as word processors, groupware, database management, document management, composition, HTML and SGML systems. Information is managed within an industry-standard (SGML ISO-8879), open publishing repository, and can be refined and packaged for delivery simultaneously to the Internet, intranet, CD-ROM, DVD-ROM and client/server systems, providing the flexibility to deliver cost-effective, custom publications to highly targeted audiences. Dataware EPMS is expected to generate revenue from the sale of developer seats, server licenses with concurrent user pricing, end-user licenses, software maintenance, and support services. Version 1.0 of Dataware EPMS shipped during the fourth quarter of 1996.

         Dataware offers several additional software products, modules, object libraries and utilities, which generate smaller amounts of revenue for the Company.

Services

         Dataware provides an extensive range of services to support customers in their use of Dataware software products. These include: data capture, data preparation, database hosting, software support, training, software maintenance and custom software development services. Dataware's services may be characterized as one-time, such as legacy data capture, project setup and user interface development services, or recurring, such as update conversion, indexing, pre-mastering and mastering services for monthly, quarterly or other periodic updates, and annual software maintenance services.

         Historically, the Company's revenues have been somewhat more heavily oriented toward services, in part due to the acquisitions during the past several years. Management anticipates that the Dataware EPMS offering will help improve the proportion of higher margin software sales in the revenue mix going forward.

SALES AND MARKETING

     The Company's sales and marketing organization, consisting of 122 persons, operates from the Company's headquarters in Cambridge, Massachusetts and its European headquarters in Munich, Germany. In addition, the Company maintains sales offices in fifteen other cities in the United States, Canada, Europe, Australia, and Singapore.

     The Company's direct sales force allows Dataware to better assess and meet customer needs. The direct sales effort is closely supported by sales engineering and pre-sales consulting personnel. These individuals assist the sales force in understanding the technical needs of customers and provide responses to these needs, including product demonstrations and prototypes, pricing quotations and time estimates.

     The Company conducts marketing at three levels: corporate marketing, business unit marketing, and product marketing. Corporate marketing is focused on company positioning, public relations and investor relations. Business unit marketing is focused on generating leads for the local sales organizations through trade shows, mailings, telemarketing, etc. in order to more deeply penetrate the key market segments in each local country. Product marketing is focused on creating more demand for Dataware's software products through installed base marketing and new product marketing (e.g. Dataware EPMS).

     The Company's direct sales and marketing organization is complemented by its network of authorized distributors and VARs throughout the world. Dataware continuously evaluates new potential distribution partners who may provide improved access to selected vertical or geographic markets.

CUSTOMERS

         More than 1,200 customers did business with Dataware Technologies in 1996, and Dataware software has been deployed by more than 2,000 customers worldwide. Dataware software has now been used to produce 1,080 CD-ROM titles. At year's end, there were an estimated 840,000 end users of Dataware software products.

         Dataware's customer base is broad and diverse. In 1996, no single customer accounted for more than 5 percent of total revenues. Sales from operations outside North America comprised about 48% of Dataware revenues in 1996, 42% in 1995, and 43% in 1994.

         An estimated 51% of total 1996 revenues came from recurring sources, such as annual renewals of retrieval software subscriptions and per disc licenses, CD-ROM update services, and software maintenance fees.

PRODUCT DEVELOPMENT


     Software products are developed in small to medium sized teams typically consisting of a product marketing specialist, product manager, development manager, software architect, software engineers, QA and documentation specialists. All newer development projects are focused on object-oriented design and development using C++ or Java, with a further focus on Windows NT as the strategic operating system platform.

     The Company's current development focus is to continue to enhance the features, performance and functionality of its products, to port its products to new development and distribution platforms and to develop or license additional complementary products and technologies.

         The key areas of planned software development include Internet-related software, improved information presentation and display (e.g. formatted data, text, tables, mathematics, images, multimedia, etc.), enhanced information retrieval (e.g. natural language, relevance ranking, semantic networks, associative indexing, document clustering, etc.), more extensive information processing capabilities (e.g. SGML parsing, word processor conversions), better graphics processing, faster indexing, and improved compression. In addition to internal development, the Company may also license or acquire appropriate third party technology to achieve its goals.

     During 1996, 1995 and 1994, the Company's expenditures in research and development, including capitalized software costs, were $10,100,000, $6,602,000, and $5,290,000, representing 27%, 16% and 16% of revenues, respectively. As of December 31, 1996, the Company had 99 full-time employees engaged in product development activities.

COMPETITION

     Competition in Dataware's base business varies by (a) geography, e.g. North America, Europe, Asia; (b) type of customer, e.g. commercial, corporate, government agency; (c) market segment, e.g. yellow page telephone directory publishers, and (d) application category - from high-end, complete software and service solutions to pure software sales. In North America, competitors include Folio (OMKT), Electronic Book Technologies (INSO), Fulcrum (FULCF), Verity
(VRTY) and IDI. In Europe and Asia, competitors include MPW Lasec, TRIP (Fulcrum), and IDI. Dataware competes by focusing on electronic publishing applications within its key market sectors. Dataware believes that it is differentiated in the market by its more complete set of products and services than the competition. Some of the competitors sell only software with few supporting services, and some are search engine companies without Dataware's specific focus on electronic publishing applications.

     Many of the Company's existing and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than the Company. Furthermore, as the markets grow, a number of companies with significantly greater resources than the Company could attempt to increase their presence in the Company's market areas by acquiring or forming strategic alliances with competitors of the Company or by introducing products or services specifically designed for these markets.

     The principal competitive factors affecting the market for the Company's products and services include vendor and product reputation, breadth of product and services offering, direct and indirect sales presence, product performance, functionality, price, ease of use, architecture, platform coverage, quality of support and international language support. Based on these factors, the Company believes that it has competed effectively to date. The Company expects competition to increase and such increased competition could result in price reductions and loss of market share for the Company. The Company must continue to introduce enhancements to its existing products and services and new products and services in a timely manner in order to remain competitive. In particular, as the market for managing and distributing information grows, both new entrants and existing customers are becoming increasingly price sensitive. Certain of the Company's competitors are already addressing this situation with lower priced, less sophisticated products. The Company is responding by adding lower-price products that do not include the level of features and custom service that have characterized traditional offerings, as well as developing appropriate distribution channels. However, even if the Company introduces such products and services in this manner, it may not be able to compete effectively because of the significantly larger resources available to many of its competitors. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

INTELLECTUAL PROPERTY

     The Company regards its software as proprietary and attempts to protect it with a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure agreements and other methods of protection. The Company does not rely on patent protection for its software products and existing copyright laws afford only limited protection.

     The Company generally provides its software products under non-exclusive, non-transferable license agreements. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. Under the Company's current standard form of license agreement, licensed authoring software may be used solely for the customer's internal operations and only on designated computers at specified sites. The Company relies primarily on "shrink wrap" licenses for the protection of its retrieval software products. A shrink wrap license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product and binds the purchaser by its acceptance and purchase of the software products to such terms and conditions. Shrink wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

     The Company has entered into source code escrow agreements with a number of customers that require release of source code to such parties with a limited, non-exclusive right to use such code in the event there is a bankruptcy proceeding by or against the Company, the Company ceases to do business or the Company breaches its contractual obligations to the customer. The Company has, in certain cases, licensed its source code or portions thereof, to customers for specific uses.

     There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or trademarks or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

EMPLOYEES

     As of December 31, 1996, the Company had 394 full-time employees, including 99 in product development, 122 in sales and marketing, 131 in customer services and 42 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.


                ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the executive officers of the Company called for by Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K is incorporated herein by reference from Part III, Item 10 hereof.

                              ITEM 2. PROPERTIES

     The Company's corporate headquarters are located in Cambridge, Massachusetts, in a leased facility consisting of approximately 24,200 square feet of office space occupied under a lease expiring in December, 1999. The Company leases additional facilities and offices, including locations in Munich, Germany; Denham, UK; Milan and Rome, Italy; Paris, France; Stockholm, Sweden; Ontario, Canada; Sydney, Australia; Copenhagen, Denmark; Singapore;
Vienna, Virginia; Albany, New York; Maplewood, New Jersey; Walnut Creek, California; Bloomington, Minnesota; Dublin, Ohio and Boulder, Colorado.

The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements through 1997 and that suitable additional or alternate space sufficient to serve the Company's foreseeable needs will be available on commercially reasonable terms.

                          ITEM 3. LEGAL PROCEEDINGS

     On November 14, 1994, two named shareholder plaintiffs, Oscar Haskell and
S. Kent Hiser, each gave notice that they had filed related class action suits in the United States District Court for the District of Massachusetts, naming as defendants (i) the Company, (ii) Kurt Mueller, Jeffrey Nyweide, Edward Black, James Kearney, David Wilcox and G. Mead Wyman, each officers of the Company, and
(iii) Hambrecht & Quist and Volpe, Welty & Company, the managing underwriters of the 1993 initial public offering of the Company's common stock.

     The complaints each alleged violation of federal securities laws and fraud, stemming from alleged misrepresentations by the defendants about the Company's financial prospects, including projected sales volumes, during and after the initial public offering of the Company's common stock in July 1993. According to the complaints, the defendants' misrepresentations inflated the market value of the Company's common stock in the period prior to the Company's announcement of a decline in expected sales and revenues on December 8, 1993. Plaintiffs had asked for compensatory damages (together with interest accrued), unspecified equitable relief and fees incurred by plaintiffs in litigating the matter.

     A settlement agreement was finalized and approved by the court on October 24, 1996, stipulating the Company pay to the plaintiffs $1,825,000 in cash plus 250,000 shares of the Company's common stock. The Company's insurance carrier contributed $1,000,000 in cash towards the settlement. This settlement is not an admission on the part of the defendants of any wrongdoing or lack of merit in the defenses.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 1996.


                                   PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                            STOCKHOLDERS' MATTERS

     The Company's common stock is traded in the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol DWTI. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by Nasdaq.

                                                   HIGH                   LOW
                                                   ----                   ---
     1996:
           First Quarter                          $ 9 1/2               $ 6 1/4
           Second Quarter                           8                     5 3/4
           Third Quarter                            6 1/8                 3 3/4
           Fourth Quarter                           4 1/8                 2 5/8

     1995:
           First Quarter                          $16 1/4               $10 1/4
           Second Quarter                          16                    12 1/2
           Third Quarter                           15 3/4                12
           Fourth Quarter                          13                     8

     On February 28, 1997, there were 225 holders of record of the Common Stock.

     No dividends have been paid on the Common Stock to date, and the Company does not anticipate paying dividends in the foreseeable future.

     The Company issued five-year warrants to purchase 30,000 shares of Common Stock at a purchase price of $4.50 per share, effective as of November 21, 1996 (when the market price for the Common Stock was substantially below that exercise price). The warrants were issued to a securities firm as consideration for services performed for the Company. They were issued in a transaction exempt from registration under (s)4(2) of the Securities Act of 1933 based on the non-public nature of the issuance and the qualifications of the recipient.

     On November 25, 1996, the Company issued 75,000 shares of Common Stock, pursuant to the litgation settlement described in Part I, Item 3, to counsel for the plaintiffs. The issuance was exempt from registration under (s)3(a)(10) of the Securities Act, since the court approved the fairness of the terms and conditions of the issuance of the shares after (i) holding a hearing, of which all persons to whom the shares were to be issued were given notice, and (ii) being advised that, were the settlement approved, registration of the issuance of the shares would not be required under the Securities Act of 1933 by virtue of the court's approval.

                       ITEM 6. SELECTED FINANCIAL DATA



                                                                                  Year ended December 31,
Statement of Operations Data:                         --------------------------------------------------------------------------
(In thousands, except per share data)                        1996            1995            1994(1)        1993(1)         1992(1)
--------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Software license fees                           $    16,502     $    19,996     $    14,334    $     7,802     $     5,322
      Services                                             20,957          21,128          19,525         12,231           8,541
                                                      -----------     -----------     -----------    -----------     -----------

           Total revenues                                  37,459          41,124          33,859         20,033          13,863

Cost of revenues:
      Software license fees                                 3,437           3,125           2,057          1,023             567
      Write down of intangible assets                       1,926            ----            ----           ----            ----
      Services                                             12,938          11,923          10,799          6,165           4,301
                                                      -----------     -----------     -----------    -----------     -----------

           Total cost of revenues                          18,301          15,048          12,856          7,188           4,868
                                                      -----------     -----------     -----------    -----------     -----------

Gross margin                                               19,158          26,076          21,003         12,845           8,995

Operating expenses:
      Sales and marketing                                  17,679          13,754          11,118          6,447           4,817
      Product development                                   8,144           5,040           3,954          2,080           1,168
      General and administrative                            6,603           5,337           4,895          3,198           2,660
      Write down of goodwill and
           other non-recurring charges                      1,889           -----           -----          -----           -----
      Merger costs                                           ----             171           -----          -----           -----
      Charge for purchased research and development         1,861           -----           -----          2,100           -----
                                                      -----------     -----------     -----------    -----------     -----------

Total operating expenses                                   36,176          24,302          19,967         13,825           8,645
                                                      -----------     -----------     -----------    -----------     -----------

Income (loss) from operations                            (17,018)           1,774           1,036          (980)             350
                                                      -----------     -----------     -----------    -----------     -----------

Interest income (expense), net                                386             586             549            334             (4)
Settlement of litigation                                  (2,823)           -----           -----          -----           -----
Other income (expense), net                                   144              86             (5)           (27)            (97)
                                                      -----------     -----------     -----------    -----------     -----------

Income (loss) before income taxes                        (19,311)           2,446           1,580          (673)             249
                                                      -----------     -----------     -----------    -----------     -----------

Provision for income taxes                                   ----             733             369            325              15
                                                      -----------     -----------     -----------    -----------     -----------

Net income (loss)                                     $  (19,311)     $     1,713     $     1,211    $     (998)     $       234
                                                      ===========     ===========     ===========    ===========     ===========

Net income (loss) per common share  (2)               $    (3.01)     $      0.26     $      0.19    $    (0.44)     $    (0.39)
                                                      ===========     ===========     ===========    ===========     ===========

Weighted average number of common
and common equivalent shares                                6,425           6,511           6,211          3,371           1,428
                                                      ===========     ===========     ===========    ===========     ===========

Supplementary earnings per share data: (3)
      Net income (loss) per common share                                                             $    (0.21)     $      0.06
                                                                                                     ===========     ===========

      Weighted average number of common
      and common equivalent shares                                                                         4,644           3,980
                                                                                                     ===========     ===========


Balance Sheet Data

                                                                                          December      31,
                                                       -------------------------------------------------------------------------
(In thousands)                                               1996          1995             1994(1)        1993(1)         1992(1)
--------------------------------------------------------------------------------------------------------------------------------
Working capital                                          $  2,649      $ 11,121         $ 10,200       $  8,867        $  1,291
Total assets                                               25,376        41,314           36,456         32,396           7,272
Notes, software license payable, and capital leases,        -----             4              210            448             165
less current portion
Convertible preferred stock                                 -----         -----            -----          -----           9,781
Stockholders' equity (deficit)                             14,418        32,216           28,738         27,600         (5,819)


(1)Restated to reflect pooling of interests with Ledge
Multimedia, Inc.
(2)Reflects accretion of preferred stock of $480,000 and $789,000 in 1993 and 1992, respectively
(3)Reflects the conversion of all issued and outstanding shares of
Redeemable Convertible Preferred Stock into
2,313,463 shares of Common Stock

DOC #2
       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW:

   Dataware's revenues are composed of software license fees and service revenues. The overall gross margin of the Company fluctuates depending upon the mix of business among these categories of revenues.

   In recent years, recurring revenue has been a significant portion of total revenues, comprising approximately 51%, 44% and 38% of total revenues for 1996, 1995, and 1994, respectively. Recurring software license revenues result from annual renewal of retrieval licenses and certain other fees. Recurring service revenues result from CD-ROM update services, including conversion, indexing, pre-mastering and mastering services, and software maintenance fees. The dollar amount of recurring revenue has increased each year as the Dataware customer base has matured, resulting in part from an increase in the average number of CD-ROM titles per customer. The increase in recurring revenue as a percentage of total revenues from 1995 to 1996 was due primarily to an increase in pre-mastering and mastering services and maintenance contracts.

   Acquisitions of related businesses have contributed significantly to the Company's growth. In 1991 and 1992, the Company acquired its German and English distributors. In 1992, the Company also completed the acquisition of Reference Technology, Inc., a CD-ROM software and services company headquartered in Boulder, Colorado. In 1993, the Company acquired Megalith Technologies, Inc. ("Megalith"), one of its Canadian distributors. In March 1994, the Company acquired the consolidated software business of BRS Software Products ("BRS"), its Swedish distributor, PCD Consult AB ("PCD"), and OPTIM Corporation, its other Canadian distributor. On December 30, 1995, the Company acquired Ledge Multimedia, Inc. ("Ledge"), a multimedia services and software company, by merger in exchange for Dataware stock. Additionally, in 1996, the Company acquired Status/IQ Ltd. ("Status") in the United Kingdom in exchange for cash, stock and warrants and S Cube srl ("S Cube") of Milan, Italy for cash. Finally, the Company acquired Ntergaid, Inc. ("Ntergaid") of Milford, CT through the merger of a wholly owned subsidiary with Ntergaid in exchange for cash and stock.

   Since its inception, Dataware has generated significant revenues outside of North America. Dataware has international direct sales organizations in Germany, the United Kingdom, Italy, France, Sweden, Denmark, Australia, Singapore, and Canada and has distribution agreements covering other European countries, the Pacific Rim, and South America. The Company's sales from operations outside of North America accounted for approximately 48%, 42% and 45% of total revenues for 1996, 1995 and 1994, respectively. The Company's foreign subsidiaries are principally engaged in software sales, service, and distribution activities.

RESULTS OF OPERATIONS:

   The Company's results for the twelve month periods ended December 31, 1995 and 1994 have been restated to combine the former systems integration category with the services category in the revenues and cost of revenues sections in the statements of operations. Additionally, the Company's results for the twelve month period ended December 31, 1994 have been restated for the December 31, 1995 merger with Ledge.

1996 as Compared to 1995

Revenues
   The Company's total revenues decreased 9% from $41.1 million in 1995 to $37.5 million in 1996. This decline was due primarily to customer delays during the early part of 1996, lower spending than anticipated by US government agencies due in part to the partial shut-down of government functions, and increased competition.

   Software license fees decreased 17% to $16.5 million in 1996 from $20.0 million in 1995, a $3.5 million decrease. Software license fees include revenues from systems and tools, applications and custom software products. This decrease reflects customer delays during the first two quarters of 1996, as our customers reviewed the impact of the Internet on their businesses, as well as increased competition in the industry.

   Service revenues decreased slightly to $21.0 million in 1996 from $21.1 million in 1995, a $171,000 decrease. Service revenues are primarily derived from project management, custom software development, production services,

DOC #2

software maintenance, and Ledge multimedia development. This minor change in service revenue reflects the fact that the Company has moved away from the systems integration business while increasing revenues from service projects.

Cost of Revenues
   The total cost of revenues in 1996 was $18.3 million or 22% higher than the $15.0 million in 1995. As a percent of total revenues, total cost of revenues was 49% of revenues in 1996, as compared to 37% of revenues in 1995. This increase is largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write-down of less productive software assets to their net realizable value. A continuing shift in product mix from software license fees to higher cost services business due in part to acquisitions, as well as increased fixed costs, also contributed to the increase.

   Excluding the $1.9 million one-time charge referred to above, cost of software licenses represented 21% of software license revenue in 1996, up from 16% in 1995. Cost of software licenses consists of the amortization of capitalized software, license fees to third party suppliers, the cost of software product packaging, media, documentation, and certain employee costs related to software support. The primary reason for this relative increase in costs was the decline in software license fees as certain fixed expenses increased, principally the amortization of capitalized software. The cost of software licenses as a percentage of software license fees is expected to fluctuate from period to period, and historical percentages are not necessarily indicative of future results.

   Cost of services represented 62% of service revenue in 1996 and 56% in 1995. Cost of services consists primarily of personnel, certain overhead costs and the cost of third party services such as CD-ROM mastering and replication. The increase primarily reflects higher direct and indirect expenses for services projects.

Gross Margin
   Total gross margin was $19.2 million, down from $26.1 million in 1995, representing 51% of revenues in 1996 and 63% in 1995. In addition to the one-time charge mentioned previously, the decrease in total gross margin from period to period was due to lower total revenue volume, higher costs within each revenue category, and a shift in product mix from higher margin software products to relatively lower margin services. Management anticipates that gross margin as a percentage of revenues will improve in the long run as the Company's revenue base grows and the Company continues to shift product mix towards higher margin software. There are a number of important factors that could adversely affect the Company's future gross margins resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of stiff competition for the Company's products and services, including the introduction of new products from certain competition, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses
   Sales and marketing expenses increased 29% to $17.7 million in 1996 from $13.8 million in 1995. The increase in sales and marketing expenses reflects the Company's continuing investment in the development of new distribution channels, strengthening the Company's marketing capabilities, and the incremental expense associated with recent acquisitions. Sales and marketing expenses as a percentage of total revenues increased from 33% in 1995 to 47% in 1996. This increase reflects the investments described above, compounded by the decline in total revenues from 1995 to 1996. It is anticipated that sales and marketing expenses as a percentage of total revenues will decline in the near and long term as total revenues increase while the ramp up in expenses decreases.

Product Development Expenses
   Product development expenses excluding capitalized software expenditures increased 62% to $8.1 million in 1996 from $5.0 million in 1995. Product development expense as a percentage of total revenue increased to 22% in 1996 from 12% in 1995. The increase in product development expenses in real dollars as well as in relation to total revenues reflects the Company's continuing investment in publishing and Internet-related products.

   The Company focused on several different product development strategies during 1996. In addition to enhancing its core product offerings, the Company introduced its Electronic Publishing Management Systems product in the fourth quarter of 1996. The Company is currently negotiating the disposition of another of its products under development, for which 1996 expenses were approximately $2.4 million. If that transaction is not consummated, the Company will either continue development of that product, for which external financing may be required, or terminate it. More generally, as the Company's revenue base increases and investment in the Company's next generation of

DOC #2

products is completed, it is anticipated that the percentage of product development expenses to total revenues will decline during 1997.

   In 1996 the Company capitalized approximately $2.0 million of internally developed computer software costs as compared with $1.4 million in 1995. This increase also reflects the Company's continuing investment as described above.

General and Administrative Expenses
   General and administrative expenses increased 24% to $6.6 million in 1996 from $5.3 million in 1995. This increase in general and administrative expenses during 1996 was primarily due to the build-up of the Company's financial and administrative infrastructure during the second half of 1995. General and administrative expenses as a percentage of total revenues increased from 13% in 1995 to 18% in 1996, due to increased fixed costs and the decline in revenues during 1996. Management expects that general and administrative expenses as a percentage of total revenues will decline during 1997 and over the long term, as the Company's revenue base increases.

Write Down of Goodwill and Other Non-Recurring Charges
   The Company periodically reviews and evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future cash flows of the acquired entity. During 1996 the Company recorded a one-time charge, which was included in cost of revenues in the consolidated statements of operations, in the amount of $1,926,000 for the write-down to their net realizable value of less productive software assets, prepaid royalties and inventory. In addition, the Company recorded write downs of goodwill, facilities consolidations, and smaller amounts for severance and miscellaneous items amounting to $1,889,000, which was included in operating expenses in the consolidated statements of operations.

Charge for Acquired Research and Development

   In conjunction with the acquisitions of Status/IQ Ltd. in March 1996 and Ntergaid, Inc. in July 1996, the Company acquired certain technologies under development that the Company hopes will prove valuable to the future growth of the Company. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using a risk adjusted cash flow model, under which, future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company. Such technology, valued at approximately $1,193,000 for Status/IQ and $668,000 for Ntergaid, was charged to operations during the first and third quarters of 1996, respectively, as acquired research and development.

Settlement of Litigation
   Pursuant to the settlement with the plaintiffs of a securities class-action lawsuit pending against the Company and certain of its current and former directors and officers since November 1994, the Company agreed to distribute $1.8 million in cash and 250,000 shares of its common stock in exchange for a full release of all claims against the Company and its current and former directors and officers. The Company's insurance carrier contributed $1.0 million in cash towards the settlement and associated legal fees. The Company reported an expense of $2,823,000 in the consolidated statements of operations for the year ended December 31, 1996 related to the settlement and has issued 75,000 of the shares to date.

Provision for Income Taxes
   The Company did not record a provision for income taxes for the year ended December 31, 1996 as compared with a $733,000 provision recorded for the year ended December 31, 1995. A tax provision was not recorded during 1996 because of the significant losses incurred during the current year, and the substantial net operating loss carryforward from prior periods. At December 31, 1996, the Company had a net operating loss carryforward of $12.4 million. Use of the Company's net operating loss carryforwards is limited due to changes in ownership of the Company's stock before its initial public offering of stock in July 1993.

   As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $5,221,000 to offset the entire

DOC #2

net deferred tax assets as a result of the uncertainties surrounding the realization of the assets due to large cumulative pretax losses during the prior three years. Accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

Other
   During 1996 the Company earned approximately $405,000 in interest income as compared with $611,000 in 1995. The decrease in interest income resulted primarily from the decrease in the average balances of cash and investments during 1996 as compared to 1995.

New Accounting Pronouncement

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS
128) which will be effective for the Company in 1997. SFAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines embodied in Accounting Principles Board Opinion No. 15, Earnings Per Share, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. Management has not yet determined the impact of adopting SFAS 128.

1995 as Compared to 1994

Revenues
   Total revenues increased 21% to $41.1 million in 1995 from $33.9 million in 1994. The increase in revenue was primarily due to increased unit volumes in the Company's preexisting product lines. In addition, the fact that BRS, PCD, and OPTIM were acquired at the end of the first quarter in 1994 and therefore, only three quarters of their annual revenues were included in 1994 consolidated revenues, also contributed significantly to this increase in revenues.

   Software license fees increased 40% to $20.0 million in 1995 from $14.3 million in 1994, a $5.7 million increase. This increase primarily reflected increased unit volumes in the Company's software product lines.

   Service revenues increased 8% to $21.1 million in 1995 from $19.5 million in 1994, a $1.6 million increase. This increase in service revenues was primarily due to increases in the Company's service business as well as the inclusion of revenue from the acquisitions for a full year in 1995 as opposed to three quarters of the year in 1994, as previously discussed. Offsetting these increases was the decline in the systems integration business during 1995 in accordance with management's de-emphasis of this lower margin business.

Cost of Revenues
   The total cost of revenues in 1995 was $15.0 million or 17% higher than the $12.9 million in 1994. As a percent of total revenues, total cost of revenues was slightly lower in 1995 at 37% of revenues, as compared to 38% of revenues in 1994. This slight decrease occurred primarily due to the favorable shift in revenue mix toward software, and away from lower margin services. The favorable impact of this shift in product mix was partially offset by increases in cost of revenues within each revenue category.

   Cost of software licenses represented 16% of software license revenue in 1995, up from 14% in 1994. The primary reason for this relative increase in costs was the increase in certain fixed expenses, principally the amortization of software costs. Cost of services represented 56% of service revenue in 1995 and 55% in 1994.

Gross Margin
   Total gross margin was $26.1 million, up from $21.0 million in 1994, representing 63% of revenues in 1995 and 62% in 1994. During 1995, there was a favorable shift in product mix from the lower margin services revenues to the higher software revenues. However, the favorable effect of this shift was partially offset by higher costs within each revenue category as described above.

Sales and Marketing Expenses
   Sales and marketing expenses increased 24% to $13.8 million in 1995 from $11.1 million in 1994. The increase in sales and marketing expenses was due primarily to the full year effect of the acquisitions in 1995 as compared to three quarters of a year in 1994, as well as the expansion of the Company's direct sales and marketing organization. Sales and marketing expenses as a percentage of total revenues remained constant at 33% for 1995 and 1994.

Product Development Expenses
   Product development expenses excluding capitalized software expenditures increased 27% to $5.0 million in 1995 from $4.0 million in 1994. The increase in product development expenses was due primarily to the effect of the acquisitions, as previously discussed. Another contributing factor was the hiring of additional software and quality assurance engineers to develop and enhance features and functionality of the Company's software products as well as to develop new products. Product development expense as a percentage of total revenue remained constant at 12% in 1995 and 1994.

DOC #2

   In 1995 the Company capitalized approximately $1.4 million of internally developed computer software costs associated principally with porting the Company's software to additional computer platforms and operating systems. Approximately $1.3 million of costs were capitalized in 1994.

General and Administrative Expenses
   General and administrative expenses increased 9% to $5.3 million in 1995 from $4.9 million in 1994. This increase in general and administrative expenses during 1995 was primarily due to higher legal costs and amortization of goodwill. General and administrative expenses as a percentage of total revenues declined from 14% in 1994 to 13% in 1995.

Provision for Income Taxes
   The Company's provision for income taxes was $733,000 and $369,000 in 1995 and 1994, respectively. The Company's effective tax rate increased to 30% in 1995 from 23% in 1994. The increase in tax rate from 1994 to 1995 was largely due to the overall increase in profitability of the Company, including its foreign subsidiaries.

Other
   During 1995 the Company earned approximately $611,000 in interest income as compared with $584,000 in 1994. The increase in interest income resulted primarily from the increase in the average balances of cash and investments during 1995 as compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES:

   At December 31, 1996 the Company had cash and cash equivalents aggregating $2.4 million. During 1996, the Company's operating activities used cash of approximately $7.1 million, primarily due to operating losses. During 1996, the Company's days sales outstanding, based on revenues for each calendar quarter, ranged from 85 days to 75 days. This fluctuation has impacted and may, in the future, impact the Company's liquidity. Days sales outstanding were 78 days during the fourth quarter of 1996.

   During 1996, the Company's investing activities provided cash of $1.6 million. The conversion of marketable securities to cash equivalents amounting to $8.9 million was partially offset by investment in property, plant, and equipment of $3.8 million, acquisitions of businesses of $1.5 million, and $2.0 million in capitalized software.

   The Company's financing activities during 1996 provided cash of approximately $155,000. Cash of $453,000 derived from the issuance of common stock from the employee stock purchase plan and exercise of employee stock options was partially offset by principal payments on the Company's debt and short term borrowings amounting to $298,000.

   The Company has incurred losses from continuing operations during 1996, amounting to $10.8 million before one time charges of $8.5 million. The Company's 1997 operating plan has been developed to minimize future losses. This plan includes significant cost reductions, repositioning of product lines and intensified asset management. In addition, due to the significant cash requirements as the result of the Company's 1996 operating losses, the litigation settlement, and increased product development investments, the Company continues to explore a full range of options for raising capital, including additional borrowing arrangements, disposal of assets, or possibly the sale of equity securities. Working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments and possible future acquisitions of businesses and/or product rights. There can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events, or if the Company does not obtain sufficient additional financing on a timely basis.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants


To the Board of Directors
and Stockholders of Dataware Technologies, Inc.:


         We have audited the accompanying consolidated balance sheets of Dataware Technologies, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataware Technologies, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






                           COOPERS & LYBRAND L.L.P.



Boston, Massachusetts
February 13, 1997

                          Dataware Technologies, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                          December 31,
                                                                                    1996               1995
                                                                               --------------     --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                  $        2,368     $        7,734
    Accounts receivable, less allowance for doubtful
         accounts of $934 and $610 at December 31, 1996
         and 1995, respectively                                                         9,271              9,411
    Prepaid expenses and other current assets                                           1,968              2,734
    Deferred taxes                                                                        ---                336
                                                                               --------------     --------------

         Total current assets                                                          13,607             20,215

    Property and equipment, net                                                         7,298              5,543
    Computer software costs, net                                                        2,239              3,002
    Marketable securities                                                                 ---              8,908
    Deferred taxes                                                                        ---                284
    Goodwill                                                                            2,232              3,362
                                                                               --------------     --------------

         Total assets                                                          $       25,376     $       41,314
                                                                               ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of notes, software license payable,
         capital leases and credit lines                                       $           45     $          189
    Demand note payable to related party                                                  ---                 50
    Accounts payable                                                                    3,232              1,963
    Accrued expenses                                                                    1,377              1,396
    Accrued litigation and non-recurring charges                                          982                ---
    Accrued compensation                                                                2,046              1,690
    Income taxes payable                                                                1,140              1,928
    Deferred revenue                                                                    2,136              1,878
                                                                               --------------     --------------

         Total current liabilities                                                     10,958              9,094

Notes, software license payable and capital leases                                        ---                  4
Commitments (Notes H and J)                                                               ---                ---

Stockholders' equity:
    Preferred stock, $.01 par value, 8,000,000 shares
         authorized, none issued                                                          ---                ---
    Common stock, $.01 par value: 14,000,000 shares authorized;
         6,640,597 and 6,239,123 shares issued and outstanding
         at December 31, 1996 and 1995, respectively                                       66                 62
    Additional paid-in capital                                                         38,473             36,782
    Accumulated deficit                                                               (23,756)            (4,445)
    Cumulative translation adjustment                                                    (365)              (209)
    Net unrealized gain on marketable securities                                          ---                 26
                                                                               --------------     --------------

         Total stockholders' equity                                                    14,418             32,216
                                                                               --------------     --------------

         Total liabilities and stockholders' equity                            $       25,376     $       41,314
                                                                               ==============     ==============

  The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)


                                                                                               Year ended December 31,
                                                                                    1996               1995               1994
                                                                               --------------     --------------     --------------
Revenues:
    Software license fees                                                      $       16,502     $       19,996     $       14,334
    Services                                                                           20,957             21,128             19,525
                                                                               --------------     --------------     --------------

       Total revenues                                                                  37,459             41,124             33,859

Cost of revenues:
    Software license fees                                                               3,437              3,125              2,057
    Write down of capitalized software and intangible assets                            1,926                ---                ---
    Services                                                                           12,938             11,923             10,799
                                                                               --------------     --------------     --------------

       Total cost of revenues                                                          18,301             15,048             12,856
                                                                               --------------     --------------     --------------

Gross margin                                                                           19,158             26,076             21,003

Operating expenses:
    Sales and marketing                                                                17,679             13,754             11,118
    Product development                                                                 8,144              5,040              3,954
    General and administrative                                                          6,603              5,337              4,895
    Write down of goodwill and other non-recurring charges                              1,889                ---                ---
    Merger costs                                                                          ---                171                ---
    Charge for purchased in-process research and development                            1,861                ---                ---
                                                                               --------------     --------------     --------------

      Total operating expenses                                                         36,176             24,302             19,967
                                                                               --------------     --------------     --------------

Income (loss) from operations                                                         (17,018)             1,774              1,036
Interest income                                                                           405                611                584
Interest expense                                                                          (19)               (25)               (35)
Settlement of litigation                                                               (2,823)               ---                ---
Other income (expenses), net                                                              144                 86                 (5)
                                                                               --------------     --------------     --------------

Income (loss) before provision for income taxes                                       (19,311)             2,446              1,580
                                                                               --------------     --------------     --------------

Provision for income taxes                                                                ---                733                369
                                                                               --------------     --------------     --------------

       Net income (loss)                                                        $     (19,311)    $        1,713     $        1,211
                                                                               ==============     ==============     ==============

Net income (loss) per common share                                              $       (3.01)    $         0.26     $         0.19
                                                                               ==============     ==============     ==============

Weighted average number of common
and common equivalent shares                                                            6,425              6,511              6,211
                                                                               ==============     ==============     ==============

  The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of Stockholders' Equity
For the years ended December 31, 1996, 1995, and 1994 (in thousands)

                                                                                 Additional
                                                                                  Paid-in         Accumulated
                                              Shares            Amount            Capital           Deficit
                                           ------------      ------------      ------------      ------------
Balance at December 31, 1993                      5,805      $         58      $     35,082      $    (7,317)

Stock options exercised and shares
     issued in conjunction with employee
     stock purchase plan                            122                 1               250

Translation adjustment

Unrealized loss on marketable securities

Distributions to stockholders of
     acquired company                                                                                   (52)

Net income                                                                                            1,211
                                           ------------      ------------      ------------     -----------

Balance at December 31, 1994                      5,927                59            35,332          (6,158)
                                           ------------      ------------      ------------     -----------

Stock options exercised and shares
     issued in conjunction with employee
     stock purchase plan                            312                 3             1,450

Translation adjustment

Unrealized gain on marketable securities

Net income                                                                                            1,713
                                           ------------      ------------      ------------     -----------

Balance at December 31, 1995                      6,239                62            36,782          (4,445)
                                           ------------      ------------      ------------     -----------

Stock options exercised and shares
     issued in conjunction with employee
     stock purchase plan                            202                 2               451

Stock options issued in conjunction
     with acquisitions                                                                  107

Stock options issued to consultants                                                     200

Shares issued in settlement of litigation            75                 1               280

Shares issued in connection
     with acquisitions                              125                 1               653

Translation adjustment

Unrealized loss on marketable securities

Net loss                                                                                            (19,311)
                                           ------------      ------------      ------------     -----------

Balance at December 31, 1996               $      6,641      $         66      $     38,473     $   (23,756)
                                           ============      ============      ============     ===========

                                            Cumulative      Net Unrealized          Total
                                            Translation     Gain (Loss) on       Stockholders'
                                            Adjustment       Investments            Equity
                                           ------------      ------------      ----------------
Balance at December 31, 1993               $      (223)      $                 $    27,600

Stock options exercised and shares
     issued in conjunction with employee
     stock purchase plan                                                               251

Translation adjustment                            (149)                               (149)

Unrealized loss on marketable securities                            (123)             (123)

Distributions to stockholders of
     acquired company                                                                  (52)

Net income                                                                            1,211
                                           ------------      ------------      ------------

Balance at December 31, 1994                      (372)             (123)            28,738
                                           ------------      ------------      ------------

Stock options exercised and shares
     issued in conjunction with employee
     stock purchase plan                                                              1,453

Translation adjustment                             163                                  163

Unrealized gain on marketable securities                              149               149

Net income                                                                            1,713
                                           ------------      ------------      ------------

Balance at December 31, 1995                      (209)                26            32,216
                                           ------------      ------------       ------------

Stock options exercised and shares
     issued in conjunction with employee
     stock purchase plan                                                                453

Stock options issued in conjunction
     with acquisitions                                                                  107

Stock options issued to consultants                                                     200

Shares issued in settlement of litigation                                               281

Shares issued in connection
     with acquisitions                                                                  654

Translation adjustment                            (156)                                (156)

Unrealized loss on marketable securities                             (26)               (26)

Net loss                                                                            (19,311)
                                           ------------      ------------        ----------

Balance at December 31, 1996               $      (365)      $         --        $   14,418
                                           ============      ============       ==========

  The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)


                                                                                                 Year Ended December 31,
                                                                                        1996              1995              1994
                                                                                   -------------     -------------     -------------

Cash flows provided by operating activities:
Net income (loss)                                                            $      (19,311)    $        1,713     $       1,211
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                                3,788             3,520             2,613
          Provision for doubtful accounts                                                810               467               418
          Loss (gain) on foreign currency transactions                                 (122)              (61)                18
          Deferred taxes                                                                 620             (620)               ---
          Non-cash portion of writedown of intangibles and
               litigation settlement                                                   3,461               ---               ---
          Charge for purchased research and development                                1,861               ---               ---
          Stock options issued to consultants                                            200               ---               ---
          Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
                    Accounts receivable                                                   50             (622)           (3,290)
                    Prepaid expenses and other current assets                            324                81           (1,229)
                    Accounts payable                                                   1,099             (114)               853
                    Accrued expenses and compensation                                   (13)               398               330
                    Accrued litigation and non-recurring charges                         982               ---               ---
                    Income taxes payable                                               (787)             1,238               630
                    Deferred revenue                                                    (97)                55             1,050
                                                                               -------------      ------------       -----------

                         Net cash provided by (used in) operating activities         (7,135)             6,055             2,604
                                                                               -------------      ------------       -----------

Cash flows provided by (used in) investing activities:
     Purchase of marketable securities                                               (4,080)          (10,516)               ---
     Proceeds from sales and maturities of marketable securities                      12,963            10,738             4,861
     Additions to property and equipment                                             (3,758)           (2,697)           (2,639)
     Acquisition of businesses, net of cash acquired                                 (1,520)               ---           (4,288)
     Additions to capitalized software costs                                         (1,956)           (1,562)           (1,336)
                                                                               -------------      ------------       -----------

                         Net cash provided by (used in) investing activities           1,649           (4,037)           (3,402)
                                                                               -------------      ------------       -----------

Cash flows provided by (used in) financing activities:
     Proceeds from issuance of common stock and exercise
          of stock options                                                               453             1,453               251
     Distribution to stockholders by acquired company                                    ---               ---              (52)
     Principal payments on notes, software license payable
          and capital leases                                                           (340)             (394)             (928)
     Increase (decrease) in short-term borrowings, net                                    42                50             (125)
                                                                               -------------      ------------       -----------

                         Net cash provided by (used in) financing activities             155             1,109             (854)
                                                                               -------------      ------------       -----------

Effect of exchange rate changes on cash                                                 (35)              (35)             (269)
                                                                               -------------      ------------       -----------

Net change in cash and cash equivalents                                              (5,366)             3,092           (1,921)
Cash and cash equivalents at beginning of year                                        7,734             4,642             6,563
                                                                               -------------      ------------       -----------

Cash and cash equivalents at end of year                                     $         2,368    $        7,734     $       4,642
                                                                               =============      ============       ===========

Supplemental disclosure of cash flow information:

     Interest paid                                                           $            19    $           25     $          34
                                                                               =============      ============       ===========

     Taxes paid (refunded)                                                   $           ---    $           90     $       (425)
                                                                               =============      ============       ===========

Supplemental disclosure of non-cash financing transactions:

     Stock issued in connection with acquisitions and settlement
          of litigation                                                      $         1,042    $          ---     $         ---
                                                                               =============      ============       ===========

     Note payable assumed in connection with acquisition                     $           101    $          ---     $         720
                                                                               =============      ============       ===========

              The accompanying notes are an integral part of the
                       consolidated financial statements

DATAWARE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business and Summary of Significant Accounting Policies

Description of Business

     Dataware Technologies, Inc. (the "Company") was incorporated on March 15, 1988. Significant operations of the Company did not commence until October 1, 1988 upon the purchase of the worldwide rights to certain software developed by Dataware 2000 GmbH and the acquisition of its United States distributor. The Company develops, markets and supports a comprehensive line of software products and provides a broad range of services to customers throughout the world. The Company competes in four major application areas: CD-ROM software and services, text management software, software and services for on-line/Internet applications, and electronic publishing management systems.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany transactions and accounts have been eliminated. The financial statements have been restated for the December 30, 1995 merger with Ledge Multimedia, Inc. ("Ledge"). The merger has been accounted for as a pooling of interests and the historical consolidated financial statements of the Company for all periods prior to the merger presented herein have been restated to include the financial position, statement of operations, and cash flows of Ledge.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity and Capital Resources

      The Company has incurred losses from continuing operations during 1996, amounting to $10.8 million before one time charges of $8.5 million. The Company's 1997 operating plan has been developed to minimize future losses. This plan includes significant cost reductions, repositioning of product lines and intensified asset management. In addition, due to the significant cash requirements as the result of the Company's 1996 operating losses, the litigation settlement, and increased product development investments, the Company continues to explore a full range of options for raising capital, including additional borrowing arrangements, disposal of assets, or possibly the sale of equity securities.

      There can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events, or if the Company does not obtain sufficient additional financing on a timely basis.

Foreign Currency

      The accounts of foreign subsidiaries are translated using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense).

Revenue Recognition

      Revenues from software license fees are recorded upon execution of the contract and shipment of the product provided that no significant vendor obligations remain outstanding and collection of the related receivable is deemed probable by management. Revenues from services are recognized as the Company performs the service in accordance with the contract. Revenue from maintenance contracts, including amounts bundled in initial software licenses, is recognized ratably over the term of the agreement, generally one year.

Cash Equivalents and Marketable Securities

     Cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Those securities with maturities of three months to twelve months as of the balance sheet date are classified as short term securities and securities with maturities of greater than twelve months are classified as long term securities.

     At December 31, 1996 and 1995, all securities are classified as available for sale and are stated at fair value, with unrealized gains (losses) reported as a separate component of stockholders' equity.


     The amortized cost of marketable debt securities is adjusted for the amortization of premiums and accretion of discounts over the life of the security. Such amortization and interest as well as realized gains and losses are included in interest income.


Property and Equipment

     Property and equipment are stated at cost, and are depreciated on a straight-line basis over their estimated useful lives, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the assets or the lease term.

     Major additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in net income (loss).

Income Taxes

     The Company provides for income taxes using the liability method whereby deferred tax liabilities and assets are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance is established against net deferred tax assets if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Inventory

     Inventory, included in other current assets, consists principally of hardware and is valued at the lower of cost or market, with cost being determined under the first-in, first-out (FIFO) method.

Product Development and Capitalized Software Costs

     Expenditures for research and development incurred prior to the establishment of technological feasibility are charged to operations as incurred. The Company capitalizes certain computer software development costs after technological feasibility has been established. Upon shipment, these costs are amortized over the shorter of the estimated future revenue streams or the estimated economic lives of the software products, generally two years, and are included in cost of software license fees. It is reasonably possible that those estimates of future revenue streams, the remaining economic estimated life of the product, or both, will be reduced significantly in the near term due to competitive pressures.

Goodwill

     The Company periodically reviews and evaluates the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future cash flows of the acquired entity. Goodwill is generally amortized over a ten year period.

Reclassification

     Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments, marketable securities and trade receivables.

     The Company invests its cash in deposits with commercial banks and money market instruments with several financial institutions. These investments typically mature within 90 days. In addition, for marketable securities with maturities greater than 90 days, it is the Company's policy to invest in only investment grade commercial paper and municipal obligations. The Company has not experienced any significant realized losses on its investments.

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers, but does not require collateral or other security to support customer receivables, and maintains reserves for potential credit losses. Such losses to date have been within management's expectations.

Computation of Net Income (Loss) Per Share

     Net income (loss) per common share is computed based upon the weighted average number of common and common equivalent shares (using the treasury stock method) outstanding. Common equivalent shares consist of common stock options and warrants. Common equivalent shares are not included where the effect of their inclusion would be antidilutive.

     Fully diluted net income (loss) per common share is not presented as it did not differ materially from primary earnings per share.

New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS
128) which will be effective for the Company in 1997. SFAS 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines embodied in Accounting Principles Board Opinion No. 15, Earnings Per Share, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. Management has not yet determined the impact of adopting SFAS 128.


B. Business Combinations

Purchase Method Acquisitions:

      On March 14, 1994, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of the consolidated software businesses of Infopro Technologies, Inc. doing business as BRS Software Products ("BRS"), located in various locations around the world, principally Albany, New York and London, England for approximately $2,701,000 in cash (including direct acquisition costs). The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities, and results of operations are included from the acquisition date. The purchase price has been allocated to the assets and liabilities of BRS based on their estimated respective fair values.

Approximately $879,000 of the excess purchase price over fair value of net tangible assets acquired was allocated to computer software costs. During the second quarter of 1996, $295,000 of the remaining unamortized balance was written off as part of the write down of intangible assets and other non-recurring charges (see Note C). The remaining unamortized balance of $295,000 was fully amortized during the second half of 1996.

    On March 14, 1994, the Company completed the acquisition of substantially all of the assets of PCD-Consult AB, the Company's Swedish distributor ("PCD"), located in Skovde, Sweden in exchange for the assumption of approximately $820,000 in net liabilities. In addition, approximately $90,000 in direct acquisition costs were incurred in completing this acquisition. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities, and results of operations are included from the acquisition date. The purchase price has been allocated to the assets and liabilities of PCD based on their estimated respective fair values. Approximately $910,000 of the excess purchase price over fair value of net assets acquired was recorded as goodwill. During the second quarter of 1996, the remaining unamortized balance amounting to $812,000 was written off as part of the write down of intangible assets and other non-recurring charges (see Note C).

    On March 30, 1994, the Company completed the acquisition of all of the outstanding shares of its Canadian distributor, OPTIM Corporation ("OPTIM"), located in Ottawa, Canada, in exchange for approximately $1,229,000 in cash (including direct acquisition costs). The acquisition has been accounted for as a purchase and accordingly, the assets, liabilities, and results of operations are included from the acquisition date. The purchase price has been allocated to the assets and liabilities of OPTIM based on their estimated respective fair values. Approximately $1,543,000 of the excess purchase price over fair value of net assets acquired was recorded as goodwill and is being amortized over a ten year period.

    On March 29, 1996 the Company completed the acquisition of all of the outstanding shares of Status/IQ Ltd. ("Status"), located in the United Kingdom, in exchange for approximately $1,394,000 (including acquisition expenses), consisting of cash, common stock of the Company, and warrants to purchase additional common stock of the Company. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations are included in the financial statements from the acquisition date. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using a risk adjusted cash flow model, under which, future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company. This analysis resulted in an allocation of $1,193,000 to purchased research and development expense. In addition, $175,000 of the purchase price has been allocated to computer software costs and is being amortized over a one year period.

    On May 15, 1996 the Company completed the acquisition of substantially all of the assets and assumed the liabilities of S Cube srl ("S Cube") of Milan for approximately $389,000 in cash (including acquisition expenses). The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities, and results of operations have been included in the financial statements from the acquisition date. The purchase price has been allocated to the assets and liabilities of S Cube based on their estimated respective fair values. The excess purchase price over the fair value of net assets acquired, totaling $155,000, is included in intangible assets and is being amortized over a five year period.

    On July 31, 1996 the Company acquired Ntergaid, Inc. ("Ntergaid") of Milford, Connecticut through the merger of a wholly-owned subsidiary with Ntergaid for a cost of approximately $685,000 (including acquisition expenses), consisting of cash and common stock of the Company. The acquisition is being accounted for as a purchase and accordingly, the assets, liabilities, and results of operations have been included in the financial statements from the acquisition date. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using a risk adjusted cash flow model, under which, future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company. This analysis resulted in an allocation of $668,000 to purchased research and development expense.

Merger-Pooling of Interests:

    On December 30, 1995, the Company completed the acquisition of all of the outstanding shares of Ledge Multimedia, Inc. ("Ledge"), located in Cambridge, Massachusetts, in exchange for 110,000 shares of Dataware Technologies, Inc.

common stock. The merger has been accounted for as a pooling of interests and accordingly, the Company's comparative financial statements for all years prior to the merger have been restated to include the financial position, results of operations and cash flows of Ledge.

    Revenues and net income for the individual entities consist of the following:

                                              1995          1994
                                         -------------   -----------
Revenues:
    Dataware Technologies, Inc.              $39,569       $32,403
    Ledge Multimedia, Inc.                     1,555         1,456
                                             -------       -------

    Total                                    $41,124       $33,859
                                             =======       =======
Net income:
    Dataware Technologies, Inc.              $ 1,840       $ 1,108
    Ledge Multimedia, Inc.                      (127)          103
                                             -------       -------

    Total                                    $ 1,713       $ 1,211
                                             =======       =======

    Set forth below is the Company's unaudited pro forma condensed statement of operations for the year ended December 31, 1994 as though the acquisitions had occurred prior to January 1, 1994:

                                                            1994
                                                        ------------
Revenues                                                   $35,679
Net loss                                                      (438)
Net loss per common share                                  $ (0.07)

    The unaudited pro forma information does not purport to be indicative of the results of operations that could have been obtained if the operations had been consolidated during the periods presented or of results which may occur in the future.

C. Write Down of Intangible Assets and Other Non-Recurring Charges

        During the second quarter of 1996, the Company wrote down approximately $3,815,000 (or $.59 per share) in intangible assets and other non-recurring charges. These charges were the result of the Company's focus on next generation products, strengthening the Company's sales organizations, and consolidation of certain facilities. Detail of the items written off are as follows:


Charged to Cost of Revenues:

     Capitalized software                      $1,585,000
     Product royalties                            279,000
     Inventory                                     62,000
                                               ----------

     Total                                     $1,926,000
                                               ==========
Charged to Operating Expenses:

     PCD goodwill                              $  812,000
     Facilities charge                            315,000
     Severance payments                           258,000
     Product development royalties                200,000
     Fixed assets                                 149,000
     Other incidental charges                     155,000
                                               ----------

     Total                                     $1,889,000
                                               ==========

D. Marketable Securities

The following is a summary of marketable securities at December 31, 1996 and 1995 (in thousands):

                                                          1996                                 1995
                                            ------------------------------------ ---------------------------------
                                                        Value Based                         Value Based
                                                        on Market                           on Market
                                            Amortized  Quotations   Unrealized  Amortized  Quotations   Unrealized
Security Type                               Cost       at Year End  Gain/Loss   Cost       at Year End  Gain
-------------                               ---------  -----------  ----------  ---------  -----------  ----------
Cash equivalents:
State and municipal securities
    with maturities of three months
    or less                                    $   --      $   --         --      $2,994      $2,999      $    5
Repurchase agreement                              419         419         --         507         507          --
                                               ------      ------                 ------      ------      ------
    Total cash equivalents                     $  419      $  419         --      $3,501      $3,506      $    5
                                               ======      ======                 ======      ======      ======

Long-term:
State and municipal securities
   with maturities greater than one year
   but no longer than five years                   --          --         --      $5,885      $5,903      $   18
State and municipal securities
   with maturities greater than five years
    but no longer than 10 years                    --          --         --       3,002       3,005           3
                                                                                  ------      ------      ------

Total long term marketable securities              --          --         --      $8,887      $8,908      $   21
                                                                                  ======      ======      ======

     Proceeds from sales of marketable securities during the year ended December 31, 1996 amounted to $7,075,000. There were no sales of marketable securities during 1995. Proceeds from maturities of marketable securities during the year ended December 31, 1996 and 1995 amounted to $5,888,000 and $10,738,000, respectively. During the year ended December 31, 1996, $18,000 in realized gains were offset by $13,000 in realized losses. No gains or losses were realized during the year ended December 31, 1995.

E. Property and Equipment

 Property and equipment consists of the following (in thousands):

                                                  December 31
                                                  -----------
                                               1996        1995
                                             -------     -------
Computer and office equipment                $11,361     $ 8,546
Furniture and fixtures                         1,940       1,432
Leasehold improvements                           507         134
Computer equipment and computer software
    under capital lease arrangement                4          50
                                             -------     -------
                                              13,812      10,162
Less: accumulated depreciation
      and amortization                         6,514       4,619
                                             -------     -------
                                             $ 7,298     $ 5,543
                                             =======     =======

    Depreciation and amortization expense was $2,106,000, $1,622,000, and $1,229,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Cumulative amortization related to computer equipment and computer software under the capital lease arrangement amounted to $46,000 for the year ended December 31, 1996, $32,000 for the year ended December 31, 1995 and $13,000 for the year ended December 31, 1994.

    During the year ended December 31, 1996 the Company recorded a $149,000 one-time charge for the write-off of the net book value of selected property and equipment as part of the write down of intangible assets and other non-recurring charges (see Note C).

F. Computer Software Costs

      Amortization of computer software costs was $814,000, $969,000, and $467,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

    The cost of computer software purchased is capitalized and is being amortized on a straight-line basis over its estimated useful life, generally five years. During the year ended December 31, 1996 the Company capitalized approximately $175,000 of purchased software costs related to the acquisition of Status/IQ, Ltd. Amortization expense was $495,000, $311,000, and $192,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

    During the year ended December 31, 1996 the Company recorded a one-time charge for the write-down of $1,585,000 in less productive capitalized software assets to their net realizable value as part of the write down of intangible assets and other non-recurring charges (see Note C).


G. Goodwill

Goodwill consists of the following (in thousands):

                                      December 31,
                                 ---------------------
                                    1996       1995
                                 ---------- ----------
Goodwill                           $3,392     $4,420
Less: accumulated amortization      1,160      1,058
                                   ------     ------
                                   $2,232     $3,362
                                   ======     ======

H. Debt

Lines of Credits:

    The Company has a line of credit agreement with a German bank for 1,500,000 Deutsche marks (approximately $1 million). During 1996, the Company increased its line of credit with a Canadian bank from 200,000 Canadian dollars to 400,000 Canadian dollars (approximately $290,000). In addition, during December, 1996, the Company entered into a line of credit agreement with a UK bank for 200,000 pounds sterling (approximately $314,000). There were no borrowings against any of these credit lines during 1996 and 1995.

    The Company has a line of credit agreement with a Swedish bank for 1,000,000 Swedish Kroner (approximately $150,000) assumed in connection with the acquisition of PCD. Maximum borrowings during 1996 were 981,000 Swedish Kroner (approximately $147,000) and at December, 31, 1996, 277,000 Swedish Kroner (approximately $41,000) was outstanding against this line of credit. There were no borrowings against the credit line during 1995.

    The average outstanding borrowings of the combined lines of credit were $50,000 in 1996, $0 in 1995, and $17,000 in 1994 and the average interest rates were 12.3% in 1996 and 10.5% in 1994.

    In conjunction with the acquisition of PCD, the Company assumed 3,200,000 Swedish Kroner (approximately $430,000) in notes payable. Subsequent to the acquisition, the entire debt was repaid. In addition, 250,000 Canadian dollars (approximately $180,000) in debt obligations were assumed in connection with the acquisition of OPTIM along with a 150,000 Canadian dollar (approximately $110,000) outstanding balance against a bank line of credit. The OPTIM debt obligations and bank line of credit were repaid during 1994, subsequent to the acquisition.

    In conjunction with the acquisition of Ledge, the Company assumed a $100,000 line of credit agreement dated February 28, 1994. The credit agreement is an arrangement between Ledge and an immediate family member of an officer of Ledge. Borrowings under the line are accessible in increments of $50,000 and accrue a
 .5% commitment fee on delivery of funds. Amounts outstanding under the line of credit bear interest at the prime rate plus 1%. The term of the agreement is indefinite, however, either party may terminate the arrangement at their discretion. As of December 31, 1995, there was an outstanding balance against this line of credit of $50,000. The average interest rate against this line of credit during 1995 was 9.85%. The principal balance of $50,000 plus accrued interest was paid to the lender February 12, 1996.

Long-Term Commitments

The Company's long-term commitments consist of the following (in thousands):

                                                     December 31,
                                                  -----------------
                                                    1996     1995
                                                  -------- --------
Capital lease obligations                           $  4     $ 18
Software license payable                              --      175
                                                    ----     ----
                                                       4      193
Amounts due within one year                            4      189
                                                    ----     ----

Long-term portion                                   $ --     $  4
                                                    ====     ====

      During May 1992, the Company entered into an agreement with a software developer to license certain software and to sublicense the software to third parties. The Company agreed to pay a minimum royalty commitment of $300,000 payable in various amounts on a quarterly basis. Additional payments were required if the actual royalty fee exceeds the required quarterly payment. In December 1993, the Company amended this agreement by establishing a new minimum commitment of $625,000 payable in twelve equal installments of $43,750 on a quarterly basis beginning in March 1994. Also, in accordance with the agreement, a non-refundable $100,000 was paid in March 1994 against future royalty commitments. As of December 31, 1996 there were no outstanding commitments.

Factoring Agreement

      In December, 1996 the Company entered into a factoring agreement with full recourse, to a maximum of $1,250,000 of its account receivable balances. The factoring charge amounts to .5% of the face amount of the factored receivable balances. Interest is charged at 1.5% per month on the average daily account balance outstanding. The Company is permitted to receive up to 80% of the receivable balances factored. The Company is obligated to pay to the buyer the full face amount, or any unpaid portion of any factored receivable balance which remains unpaid ninety calendar days after the invoice date. As of December 31, 1996, factored receivable balances amounted to $940,000 for which the Company received $752,000 or 80% of the face value of the account receivable balances.

I. Stockholders' Equity

Preferred Stock

      The Company has authorized a total of 8,000,000 shares of Preferred Stock with a par value of $.01 per share, of which 300,000 shares are designated Series A Junior Participating Preferred Stock and the balance of which are not currently designated in any series. Prior to the initial public offering in July 1993, the Preferred Stock was designated into several series with differing terms, including 7,038,805 shares of Redeemable Convertible Preferred Stock, 369,767 shares of Preferred Stock and 591,428 shares of Series D Preferred Stock. The Board of Directors may, without further action of the stockholders of the Company, issue Preferred Stock in one or more series and fix the rights and preferences thereof, including the dividend rights, dividend rate, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences.

Shareholder Rights Plan

      On June 28, 1996, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one share purchase right (a "Right") for each outstanding share of common stock of the Company to stockholders of record at the close of business on July 8, 1996. Each share of common stock newly issued after that date also carries with it one Right. Each Right entitles the record holder to purchase from the Company one one-hundredth of a share (a "Unit") of the Company's Series A Junior Participating Preferred Stock at a price of $30 per Unit subject to adjustment. The Rights are not exercisable apart from the common stock until 10 days after a person or group has acquired beneficial ownership (as defined in the Rights
Plan) of a number of shares equal to 15% or more, or makes a tender offer of 15% or more of the Company's outstanding common stock. In the event that, after the Distribution Date, any person or group becomes the beneficial owner of 15% or more of the outstanding common stock (an "Acquiring Person"), then each holder of a Right other than the acquiring person will thereafter have the right to receive, upon exercise, common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the purchase price of the Right. In addition, if after the acquisition of beneficial ownership of 15% or more of the Company's outstanding Common Stock, the Company is acquired in certain specified mergers or other business combination transactions or if 50% or more of the assets or earning power of the Company and its subsidiaries are sold, each holder of a Right (except Rights held by an acquiring person which previously have been voided) shall thereafter have the right to receive, upon exercise, shares of the common stock of the company having a value equal to two times the Purchase Price of the Right. The Rights expire on July 8, 2006 and are redeemable prior to the time an acquiring person or group acquires beneficial ownership of 15% or more of the Company's common stock at one cent per Right.

 Equity Incentive Plan

      The Company adopted the 1988 Stock Option Plan during 1988. On May 19, 1993, the stockholders of the Company approved the 1993 Equity Incentive Plan ("the Plan") as successor to the 1988 Stock Option Plan. The Plan provides for options and other awards to purchase up to an aggregate of 2,500,000 shares of common stock. The Plan provides for the grant of nonqualified and incentive stock options to employees. Incentive stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value of the stock on the date of the grant. Nonqualified stock options are granted at prices determined by the Board of Directors. All stock options granted to date have been granted at not less than the fair market value of the common stock at the date of grant. The term of the outstanding options is ten years. The options granted to date vest at various rates over periods up to five years.

Director Stock Option Plan

      On May 19, 1993, the stockholders of the Company approved the 1993 Director Stock Option Plan ("the Plan"). On May 23, 1996, stockholders of the Company approved an amendment of the Plan, increasing the number of shares issuable under the Plan to 130,000 shares of common stock from 60,000 shares. The Plan provides for the grant of nonqualified stock options to directors. These option grants are granted at fair market value on the date of the grant. The term of the outstanding options is ten years. All options granted under the Plan become exercisable ratably over a twelve month period.

Ledge Stock Option Plan

      In January, 1996 the Company established the Ledge Stock Option Plan ("the Plan"), providing for the issuance of up to 175,000 shares of common stock. The Plan provides for the issuance of nonqualified stock options to former employees of Ledge who became employees of the Company upon the merger. These options are granted at fair market value on the date of the grant. The term of the outstanding options is ten years. All options granted under the Plan become exercisable at various rates, beginning in the initial year of grant.

Consultant Stock Option Plan

      In December 1995 the Company established the Consultant Stock Option Plan ("the Plan"), providing for the issuance of up to 250,000 shares of common stock. The Plan provides for the issuance of nonqualified stock options to outside consultants of the Company. These option grants are granted at fair market value on the date of the grant. The term of the outstanding options is ten years. Options granted under the Plan become exercisable ratably during the term of the respective consultant's contract with the Company.

Supplemental Disclosures for Stock-Based Compensation

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plans. Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for fiscal years beginning after December 15, 1995, defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company elected to continue to apply the accounting provisions of APB Opinion No. 25 for stock options. The required disclosures under SFAS 123 as if the Company had applied the new method of accounting are made below:

                                                                                     Weighted
                                                                  Weighted         Average Value
                                                                   Average          of Options
                                                  Shares        Exercise Price        Granted
                                              --------------  -----------------  -----------------
Outstanding at December 31, 1993                 1,211,783       $    6.62
Granted                                            587,754           10.20
Exercised                                         (108,565)            .69
Cancelled                                          (59,363)           6.80
                                                -----------

Outstanding at December 31, 1994                 1,631,609            8.22
Granted                                            418,470           12.12             $6.51
Exercised                                         (284,373)           4.28
Cancelled                                         (116,227)          11.86
                                                -----------

Outstanding at December 31, 1995                 1,649,479            9.61
Granted                                          1,778,329            6.51             $2.77
Exercised                                         (112,862)            .75
Cancelled                                       (1,440,931)          11.39
                                                -----------

Outstanding at December 31, 1996                 1,874,015            5.83
                                                ===========

Information related to the options outstanding as of December 31, 1996 is as follows:


                                                                           Exercisable
                                                                    ---------------------------
                                             Weighted
                                               Avg.      Weighted                   Weighted
                               Number       Remaining       Avg.         Number       Avg.
                             of Options    Contractual    Exercise     of Options   Exercise
 $    .30  -  1.80             242,956          4.21       $ .6299       241,675    $  .6237
    3.141  -  3.141            195,700          9.94        3.1410        51,210      3.1410
     3.50  -  6.50             248,141          9.04        5.9141        17,372      5.1642
    6.969  -  6.969          1,023,733          8.01        6.9690       710,747      6.9690
     7.25  -  20.50            163,485          8.44        9.5087       100,332     10.4738
                            ----------                                ----------

Total                        1,874,015                                 1,121,336
                            ==========                                ==========


      In conjunction with the grant of incentive stock options to certain key employees during 1990, the Company entered into an agreement to repurchase from certain stockholders up to 86,391 shares of common stock at a per share price of $.33 if and when the stock options are exercised. At December 31, 1996, no shares had been repurchased.

      The fair value of each option granted during 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                  1996             1995
                                --------         ---------
Dividend yield                    None             None
Expected volatility                .70              .70
Risk-free interest rate           6.00%            6.00%
Expected life                     4.00             4.00


      Had compensation cost for the Company's 1996 and 1995 stock option grants been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below:


                                    Net income (loss) per
               Net income (loss)        common share
               -----------------    ----------------------
As reported:
     1996           $(19,311)            $  (3.01)
     1995              1,713                  .26

Pro forma:
     1996           $(21,692)            $  (3.38)
     1995              1,172                  .18


      The effects of applying SFAS 123 in this disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

Re-pricing "Underwater" Stock Options

      On May 23, 1996 the Board of Directors of the Company approved a plan ("re-pricing plan") to re-price all employee stock options under the 1993 Equity Incentive Plan and the Ledge Stock Option Plan. In accordance with the re-pricing plan, all stock options with exercise prices above the May 22, 1996 price of $6.969 and approved by the individual optionholder, were cancelled and replaced by options for a number of shares equal to 90% of those subject to the cancelled options, exercisable at $6.969 per share. This plan did not include outside directors or consultants of the Company. Executive officers of the Company were restricted from exercise of any re-priced options for six months from the re-pricing date. The re-pricing plan resulted in the cancellation of 1,033,363 stock options and issuance of 930,027 new options.

Employee Stock Purchase Plan

      The Company established an employee stock purchase plan in 1993 entitling employees to purchase up to 250,000 shares of the Company's stock at 85% of fair market value. During 1996 and 1995, 86,145 and 27,529 shares were issued to employees. The weighted average fair values of shares issued under the 1993 plan during 1996 and 1995 were $4.26 and $7.98, respectively.

J. Commitments

      The Company occupies office facilities in the United States, Canada, Australia, Singapore, and various locations in Europe under certain long-term lease agreements. These leases require the Company to pay utilities, contain escalation clauses for increases in taxes and operating expenses or require the Company to pay for its proportionate share of certain operating expenses. Future minimum rental payments under these operating leases are as follows (in thousands):

1997                                     $2,194
1998                                      2,082
1999                                      1,683
2000                                      1,010
2001 and thereafter                       2,647
                                         ------

Total future minimum lease payments      $9,616
                                         ======


      Total rent expense was approximately $2,012,000, $1,574,000 and $1,121,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

K. Benefit Plan

      In 1991, the Board of Directors approved the establishment of the Dataware Technologies, Inc. 401(k) Plan (the "401(k) Plan") effective January 1, 1991. Employees are eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. The Company may make a discretionary contribution to the 401(k) Plan but no Company contributions have been made through December 31, 1996.

L. Income Taxes

The components of the provision for income taxes are as follows (thousands):


                                                  December 31,
                                       -------------------------------
                                         1996       1995         1994
                                       --------   --------     -------
Current:

      Federal                          $(775)     $ 1,058     $   143
      State                              (75)          75          88
      Foreign                            230          220         138
                                       -----      -------     -------

                                       $(620)     $ 1,353     $   369
                                       =====      =======     =======
Deferred:

      Federal                          $ 695      $  (695)     $   --
      State                              (75)          75          --
      Foreign                             --           --          --
                                       -----      -------     -------

                                       $ 620      $  (620)     $   --
                                       =====      =======     =======


Income (loss) before income taxes for domestic and foreign operations are as follows (in thousands):


                                                   December 31,
                                        --------------------------------
                                          1996       1995         1994
Domestic                               $(20,170)    $  1,788    $  1,280
Foreign                                     859          658         300
                                       --------     --------    --------

                                       $(19,311)    $  2,446    $  1,580
                                       ========     ========    ========


The following is a reconciliation between the U.S. Federal statutory rate and the effective tax rate:


                                                         December 31,
                                              ----------------------------------
                                                1996         1995         1994
                                              --------     --------     --------
U.S. federal statutory rate                    ( 34.0)%      34.0%        34.0%
State taxes, net of federal tax benefit           (.6)        5.0          5.0
Foreign operations                                1.2         2.5          4.0
Utilization of net operating loss carryforward    --        (17.0)       (12.0)
Tax exempt interest                               (.6)         --        ( 8.0)
Nondeductible acquisition costs                   --          7.3        ( 2.0)
Goodwill                                          4.5         4.3           --
In-process research and development               6.2          --           --
Other non-deductible items                         --        26.9           --
Change in valuation allowance                    27.0       (36.3)          --
Other, net                                       (3.7)        3.3          2.0
                                               ------      ------       ------
Effective tax rate                                0.0%       30.0%        23.0%
                                               ======      ======       ======


Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of deferred tax assets and liabilities are as follows:


                                         December 31,
                                    ----------------------
                                       1996         1995
                                    ----------   ---------
Deferred tax assets:
Bad debts                            $   153      $    86
Compensation                             266          285
Other                                    588           24
Net operating loss carryforwards       4,971        1,100
Research tax credits                     582          319
                                     -------      -------

Total assets                           6,560        1,814

Valuation allowance                   (5,221)          --
                                     -------      -------

Net deferred tax assets                1,339        1,814
                                     -------      -------

Deferred tax liabilities:
Capitalized software costs               881          884
Depreciation                             421          251
Other                                     37           59
                                     -------      -------

Total liabilities                      1,339        1,194
                                     -------      -------

Net deferred tax asset               $    --      $   620
                                     =======      =======


        At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $12.4 million which expire at various dates through 2011. Under the Tax Reform Act of 1986, certain substantial changes in the Company's ownership would result in an annual limitation on the amount of net operating loss carryforwards which could be utilized.

      As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $5,221,000 to offset the entire net deferred tax assets as a result of the uncertainties surrounding the realization of the assets due to large cumulative pretax losses during the prior three years. Management evaluates the positive and negative evidence impacting the realizability of the Company's deferred tax assets on a quarterly basis. The Company reduced its valuation allowance by $889,000 in 1995 based upon management's estimate of the amount of deferred tax assets that were more likely than not to be realized.

M. Litigation

      On November 14, 1994, two class action suits were filed against the Company, several officers of the Company, and the underwriters of the Company's 1993 initial public offering. The complaints alleged violation of securities laws and fraud. A settlement agreement was finalized and approved by the court on October 24, 1996, stipulating the Company pay to the plaintiffs $1,825,000 in cash plus 250,000 shares of the Company's common stock. In the second quarter of 1996, the Company recorded a charge of $4,073,000 to reflect the maximum possible litigation expense at that time, in accordance with the settlement agreement. In the fourth quarter of 1996, this charge was reduced by $1,250,000, to reflect the stock price at November 14, 1996 (settlement date) per the final settlement agreement. The Company's insurance carrier contributed $1,000,000 in cash towards the settlement. The Company's total expenses related to settlement of the litigation amounted to $2,823,000, consisting of cash and stock payable to the plaintiffs, and legal bills. As of December 31, 1996, $888,000 (including $656,000 in stock) of this total expense still remains unpaid. This settlement is not an admission on the part of the defendants of any wrongdoing or lack of merit in the defenses.

N. Geographic Data

        The Company has subsidiaries in various foreign countries, which sell the Company's products and services in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows (in thousands):


                                                   North                     Rest of
                                                  America        Europe       World     Eliminations  Consolidated
                                                  -------        ------      --------   ------------  ------------
Year ended December 31, 1996:
      Total revenues:
        Unaffiliated customers                    $ 19,477      $ 14,743     $  3,239         --        $ 37,459
        Inter-company transfers                      3,627          ---           ---     $ (3,627)          ---
                                                  --------      --------     --------      --------     --------
 Total                                            $ 23,104      $ 14,743     $  3,239     $ (3,627)     $ 37,459
                                                  ========      ========     ========     ========      ========
Segment operating income                          $  1,062      $    621     $  1,044     $     --      $  2,727
                                                  ========      ========     ========     ========
Product development and corporate
   sales, general and administrative expenses                                                             14,069
Write down of intangible assets and
    other non-recurring charges                                                                            3,815
Charge for purchased research and
    development                                                                                            1,861
                                                                                                        --------
Loss from operations                                                                                   $ (17,018)
                                                                                                        ========
Identifiable assets                               $ 16,726      $  6,943     $  1,707     $     --     $  25,376
                                                  ========      ========     ========     ========      ========
Year ended December 31, 1995:
      Total revenues:
        Unaffiliated customers                    $ 23,698      $ 14,174     $  3,252           --     $  41,124
        Inter-company transfers                      3,020             8           --     $ (3,028)           --
                                                  --------      --------     --------     --------      --------
Total                                             $ 26,718      $ 14,182     $  3,252     $ (3,028)     $ 41,124
                                                  ========      ========     ========     ========      ========
Segment operating income                          $  6,297      $  3,018     $  1,768     $     --      $ 11,083
                                                  ========      ========     ========     ========
Product development and corporate
   sales, general and administrative expenses                                                              9,309
                                                                                                        --------
Income from operations                                                                                  $  1,774
                                                                                                        ========
Identifiable assets                               $ 33,218      $  7,071     $  1,025     $     --      $ 41,314
                                                  ========      ========     ========     ========      ========
Year ended December 31, 1994:
      Total revenues:
        Unaffiliated customers                    $ 19,145      $ 12,882     $  1,832           --      $ 33,859
        Inter-company transfers                      3,813           430           --     $ (4,243)           --
                                                  --------      --------     --------     --------      --------
Total                                             $ 22,958      $ 13,312     $  1,832     $ (4,243)     $ 33,859
                                                  ========      ========     ========     ========      ========
Segment operating income                          $  3,450      $  3,577     $    894     $     --      $  7,921
                                                  ========      ========     ========     ========
Product development and corporate
   sales, general and administrative expenses                                                              6,885
                                                                                                        --------
Income from operations                                                                                  $  1,036
                                                                                                        ========
Identifiable assets                               $ 28,208      $  7,401     $    847     $     --      $ 36,456
                                                  ========      ========     ========     ========      ========


      Inter-company transfers primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

      Segment operating income excludes product development and corporate sales, general and administrative expenses.

      Export sales to unaffiliated customers were approximately $994,000, $1,841,000 and $862,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

O. Sale of Product Under Development

      The Company is currently negotiating the sale of one of its products under development. The product is in development and has not generated any revenues to date. The Company incurred approximately $2.4 million of expense in 1996 related to this product.

                          DATAWARE TECHNOLOGIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                                (In thousands)


--------------------------------------------------------------------------------------------------------------------------------
Column A                               Column B                 Column C                           Column D        Column E
--------------------------------------------------------------------------------------------------------------------------------

                                                                       Additions
                                                                ------------------------
                                       Balance at               Charged to    Charged                              Balance
                                       beginning                Costs and     to Other                             at end
Description                            of period                Expenses      Accounts            Deductions       of Period
--------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts

1996                                   $ 610                    $  810                            $  486           $  934

1995                                     503                       467                               360              610

1994                                     377                       418                               292              503

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

                   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Name                  Age                                      Position
     ----                  ---                                      --------

Kurt Mueller               40             Chief Executive Officer and Chairman of the Board

Jeffrey O. Nyweide         41             President and Chief Operating Officer, Director

Wolfgang P. Ruth           46             Senior Vice President of Eurasian Operations

Daniel M. Clarke           50             Vice President of Finance and Administration and
                                          Chief Financial Officer

Sherwood J. Palasek        49             Vice President, American Operations

Charles E. Rabie           45             Vice President, Software Products

Stephen H. Beach           81             Director, Secretary

David Dominik (1)(2)       41             Director

Barton L. Faber (1)(2)     49             Director

William R. Lonergan (1)(2) 72             Director

Jochen Tschunke            52             Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     In addition to the foregoing executive officers, Christopher E. Lorch serves as Treasurer and Corporate Controller.

     Mr. Mueller has served as Chief Executive Officer and Chairman of the Board of Directors since the inception of the Company in 1988 and was President of the Company until 1993. He previously founded and served as General Manager of Dataware 2000 GmbH from 1986 to 1988. From 1984 to 1986 he started up and served as General Manager of Lotus Development GmbH and before that was a consultant with Bain & Company in the United States and Europe.

     Mr. Nyweide has served as President and Chief Operating Officer of the Company since 1993. He was Vice President of Operations of the Company from its inception until 1989 and Executive Vice President of the Company from 1989 to 1993. Mr. Nyweide has also served as a member of the Board of Directors since the inception of the Company. From 1987 to 1988 Mr. Nyweide was President of Dataware, Inc., a CD-ROM distribution company, and from 1978 to 1987 he served in various sales, marketing and management positions with The Service Bureau Company, a subsidiary of Control Data Corporation.

     Mr. Ruth has served as Senior Vice President of Eurasian Operations of the Company since 1995. Previously, Mr. Ruth was Senior Vice President of European Operations from 1993 to 1995 and Vice President of European Operations from 1991 to 1993. Before joining the Company, he was Sales Manager and then Managing

Director of Dataware 2000 GmbH from 1986 to 1991. From 1985 to 1986, Mr. Ruth was Sales Manager for Bertelsmann Datenbankdienste GmbH and from 1983 to 1984 he was the Sales Director for Vereinigte Wirtschaftsdienste GmbH.

     Mr. Clarke has served as Vice President, Finance and Administration and Chief Financial Officer since 1996. Before joining the Company, Mr. Clarke was with Xyvision, Inc. a software and services company that develops and markets advanced software for document management, publishing and prepress. Mr. Clarke joined Xyvision in February 1990 as Vice President and Chief Financial Officer and was elected President and Chief Operating Officer in February of 1994. Prior to Xyvision, Mr. Clarke served in senior management positions at BBN Corporation, IDEA Corporation, The Freudenburg Group, and Ealing Corporation.

     Mr. Lorch has served as Treasurer and Corporate Controller of the Company since 1996. Previously, Mr. Lorch was Corporate Controller of the Company from 1993 to 1996. Before joining the Company, he was Divisional Controller for Genzyme Corporation, a biotechnological company from 1991 to 1993 and prior to that he was Financial Controller from 1989 to 1991.

     Mr. Palasek has served as Vice President, American Operations since April of 1996. Previously, he had served as Regional Manager and Vice President of Sales for the Western U.S. since 1992. From 1984 to 1992, Mr. Palasek was Vice President of Sales for Reference Technology. From 1971 through 1984, he held positions in Sales, Marketing and Product Development at IBM Corp and Storage Technology.

     Mr. Rabie has served as Vice President, Software Products since April of 1996. From 1994 to 1996, he served as General Manager, Canadian operations. From 1986 to 1993, Mr. Rabie was the founder and CEO of Megalith Technologies, a Canadian CD-ROM and text retrieval software and service company acquired by Dataware in 1993. Prior to 1986, Mr. Rabie held various management and technical positions with Monenco, an international engineering consulting organization.

     Mr. Beach has been a director and Secretary of the Company since its inception. Since 1985, Mr. Beach has practiced law in Connecticut, specializing in, among other fields, computer, software and software licensing law. Mr. Beach also served in several capacities for Control Data Corporation from 1973 to 1985, most recently as Senior Vice President and Secretary.

     Mr. Dominik has been a director of the Company since 1990. Also since 1990, Mr. Dominik has been a General Partner of Information Partners, a venture and buyout fund focused on information companies. Since 1993, Mr Dominik has also been a Managing Director of Bain Capital, Inc. From 1986 to 1992, he was a general partner of funds managed by Zero Stage Capital, Inc., a venture capital firm that concentrates on early stage investments.

     Mr. Faber has been a director of the Company since 1991. From 1985 to the present, Mr. Faber has been with R.R. Donnelley & Sons Company, a commercial printer, serving since 1994 as Business Unit President of Information Services and from 1989 to 1994 as Group President of Information Services. Also, since June 1996, he has been Chairman of Metromail Corporation. Prior to joining R.R. Donnelley, Mr. Faber was a Vice President at Continental Bank from 1978 to 1985. Mr. Faber also is a director of Geosystems, AlphaGraphics, Inc., Hands-On Technologies, Xeikon, and Document Sciences Corp.

     Mr. Lonergan has been a director of the Company since 1988. From 1983 to 1994, Mr. Lonergan has been a general partner of Oxford Partners, a venture capital firm, where he continues as a consultant. Prior to joining Oxford Partners, Mr. Lonergan was Vice President of Business Development at Xerox Corporation. Mr. Lonergan is also a director of Zitel Corporation, Kurzweil Applied Intelligence, and Medical Sterilization, Inc..

     Mr. Tschunke became a director of the Company in 1995. Since 1993, Mr. Tschunke has been the Supervisory Board Chairman of Computer 2000, a distributor of hardware peripherals and software for personal computers, that he founded in 1983. From 1983 to 1993, Mr. Tschunke was the Chairman and Chief Executive Officer of Computer 2000. Prior to founding Computer 2000, Mr. Tschunke was the General Manager of Central Europe for Rockwell International from 1979 to 1983 and from 1971 to 1979 held various management positions with Texas Instruments. Mr. Tschunke is a member or chairman of a number of boards, including Computer-Elektronik Dresden GmbH, MagnaMedia Verlag AG, SPEA Software AG, Adolf Wurth GmbH & Co. KG, and FC Bayern Munchen.

     Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

     Information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

     The sections entitled "Election of Directors - Director Compensation" and "Executive Compensation" in the 1997 Proxy Statement are incorporated herein by reference.

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Share Ownership" in the 1997 Proxy Statement is incorporated herein by reference.

                      ITEM 13. CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS

     Relevant information from the section entitled "Election of Directors" in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

                    ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     The financial statements, schedules, and exhibits listed below are included in or incorporated by reference as part of this Report:

1.   Financial statements:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1996 and 1995

     Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995, and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

     Notes to Consolidated Financial Statements

2.   Schedules:

     Report of Independent Accountants

     II.  Valuation and Qualifying Accounts

     Schedules not listed above are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes submitted.

3.   Exhibits:

     The exhibits are listed below under Part IV, Item 14 (c) of this report.

(b)  Reports on Form 8-K

     None

(c)  Exhibits

     The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts on the 28th day of March 1997.


                          DATAWARE TECHNOLOGIES, INC.




                          /s/ Kurt Mueller
                          -----------------------------------
                          Kurt Mueller, Chairman of the Board
                          and Chief Executive Officer


          Signatures                  Title                                         Date
          ----------                  -----                                         ----
/s/ KURT MUELLER                Chairman of the Board, Director                     March 28, 1997
-----------------------
KURT MUELLER                    (Principal Executive Officer)

/s/ JEFFREY O. NYWEIDE          President, Director                                 March 28, 1997
-----------------------
JEFFREY O. NYWEIDE

/s/ DANIEL M. CLARKE            Vice President, Finance and Administration          March 28, 1997
-----------------------
DANIEL M. CLARKE                (Principal Financial and Accounting Officer)

/s/ STEPHEN H. BEACH            Director                                            March 28, 1997
-----------------------
STEPHEN H. BEACH

/s/ DAVID DOMINIK               Director                                            March 28, 1997
-----------------------
DAVID DOMINIK

/s/ BARTON FABER                Director                                            March 28, 1997
-----------------------
BARTON L. FABER

/s/ WILLIAM R. LONERGAN         Director                                            March 28, 1997
-----------------------
WILLIAM R. LONERGAN

/s/ JOCHEN TSCHUNKE             Director                                            March 28, 1997
-----------------------
JOCHEN TSCHUNKE


                                  EXHIBIT INDEX
                                  -------------

  2.1         Agreement and Plan of Merger dated December 30, 1995 among the
              Registrant, Ledge Multimedia, Inc. and the shareholders of Ledge
              Multimedia, Inc. (Exhibit to Form 8-K dated January 10, 1996)*
  2.2         Agreement - Sale of Shares dated March 28, 1996 among the
              Registrant, Entrust Nominees Limited "D" Account, and Status/IQ
              Limited. (Exhibit to 1995 Form 10-K)*
  3.1         Restated Certificate of Incorporation, as amended through July 2,
              1996. (Exhibit to June 30, 1996 Form 10-Q)*
  3.2         By-Laws of the Registrant, as amended through February 17, 1995
              (Exhibit to March 31, 1995 Form 10-Q)*
  10.1        1993 Equity Incentive Plan, as amended through December 9, 1996.#
  10.2        1993 Employee Stock Purchase Plan. (Registration Statement No.
              33-63308)*#
  10.3        1993 Stock Option Plan for Directors, as amended through December
              9, 1996.#
  10.4        Form of stock option agreement terms (executive officers).
              (Exhibit to June 30, 1996 Form 10-Q)*#
  10.5        Form of stock option agreement terms (Kurt Mueller, Jeffrey O.
              Nyweide). (Exhibit to June 30, 1996 Form 10-Q)*#
  10.6        Employment Agreement between the Registrant and Kurt Mueller dated
              October 28, 1988, as amended. (Registration Statement No. 33-
              63308)*#
  10.7 Employment Agreement between the Registrant and Jeffrey O. Nyweide dated October 28, 1988, as amended. (Registration Statement No.
              33-63308)*#
  10.8        Lease dated November 1994, between the Registrant and American
              Twine Realty Trust for lease of premises at 222 Third Street,
              Cambridge, Massachusetts, and First Amendment thereto. (Exhibit to
              1994 Form 10-K)*
  21.1        Subsidiaries of the Registrant.
  23.1        Consent of Coopers & Lybrand L.L.P.
  27.1        Financial Data Schedule
  99.1        Important Factors Regarding Future Results. (Exhibit to
              September 30, 1996 Form 10-Q)*

*   Incorporated by reference to the filing indicated in parentheses.
#   Denotes management contracts and compensation plans.