Form 10-Q
period 1997-03-31
DATAWARE TECHNOLOGIES INC
filed 1997-05-14
CIK 875942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


     For the quarter ended March 31, 1997    Commission File Number 0-21860

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

     YES  X          NO_________
        -----

     Number of shares outstanding of the issuer's classes of common stock as of April 30, 1997:

                      Class                         Number of Shares Outstanding
       --------------------------------------       ----------------------------
       Common Stock, par value $.01 per share                6,676,279

                            Total number of pages 13

                          DATAWARE TECHNOLOGIES, INC.


                                     INDEX


                                                                    PAGE NUMBER
                                                                    -----------

PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets as of
                    March 31, 1997 and December 31, 1996                   3

                    Consolidated Statements of Operations for the
                    Three Months Ended March 31, 1997 and 1996             4

                    Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1997 and 1996             5

                    Notes to Consolidated Financial Statements             6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

          Item 2.   Changes in Securities                                 10

          Item 6.   Exhibits and Reports Filed on Form 8-K                11

SIGNATURE                                                                 12

EXHIBIT INDEX                                                             13

                        Part I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          Dataware Technologies, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                       March 31,         December 31,
                                                                                         1997                1996
                                                                                      -------------      -------------
ASSETS
Current assets:
        Cash and cash equivalents                                                    $         404       $      2,368
        Accounts receivable, less allowance for doubtful
                accounts of $733 and $934 at March 31, 1997
                and December 31, 1996, respectively                                          9,095              9,271
        Prepaid expenses and other current assets                                            2,139              1,968
                                                                                      -------------      -------------
                Total current assets                                                        11,638             13,607

        Property and equipment, net                                                          6,997              7,298
        Computer software costs, net                                                         2,314              2,239
        Goodwill                                                                             2,114              2,232
                                                                                      -------------      -------------

                Total assets                                                         $      23,063       $     25,376
                                                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Short-term borrowings                                                        $         810       $         45
        Accounts payable                                                                     3,180              3,232
        Accrued expenses                                                                       914              1,377
        Accrued litigation and non-recurring charges                                           726                982
        Accrued compensation                                                                 1,851              2,046
        Income taxes payable                                                                 1,149              1,140
        Deferred revenue                                                                     2,301              2,136
                                                                                      -------------      -------------
                Total current liabilities                                                   10,931             10,958

Stockholders' equity:
        Common stock, $.01 par value:  14,000,000 shares authorized;
                6,641,757 and 6,640,597 shares issued and outstanding at
                March 31, 1997 and December 31, 1996, respectively                              66                 66
        Additional paid-in capital                                                          38,489             38,473
        Accumulated deficit                                                                (25,976)           (23,756)
        Cumulative translation adjustment                                                     (447)              (365)
                                                                                      -------------      -------------

                Total stockholders' equity                                                  12,132             14,418
                                                                                      -------------      -------------

                Total liabilities and stockholders' equity                           $      23,063       $     25,376
                                                                                      =============      =============



  The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Operations
                     (In thousands except per share data)

                                                     Three months ended
                                                          March 31,
                                                    1997            1996
                                                  ---------       ---------
Revenues:
        Software license fees                    $   4,091       $   3,001
        Services                                     5,763           5,350
                                                  ---------       ---------

                Total revenues                       9,854           8,351

Cost of revenues:
        Software license fees                          736             855
        Services                                     3,021           3,204
                                                  ---------       ---------

                Total cost of revenues               3,757           4,059
                                                  ---------       ---------

Gross margin                                         6,097           4,292

Operating expenses:
        Sales and marketing                          4,466           3,767
        Product development                          2,252           1,801
        General and administrative                   1,374           1,719
        In-process research and development            ---           1,193
                                                  ---------       ---------

                Total operating expenses             8,092           8,480
                                                  ---------       ---------

Loss from operations                                (1,995)         (4,188)

Interest income                                         21             174
Interest expense                                       (36)             (6)
Other expenses, net                                   (211)            (40)
                                                  ---------       ---------

Loss before income taxes                            (2,221)         (4,060)

Provision (benefit) for income taxes                   ---            (860)
                                                  ---------       ---------

                Net loss                         $  (2,221)      $  (3,200)
                                                  =========       =========

Net loss per common share                        $   (0.33)      $   (0.50)
                                                  =========       =========

        Weighted average number of common
        and common equivalent shares                 6,816           6,366
                                                  =========       =========




  The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                        Three months ended March 31,
                                                                                           1997              1996
                                                                                       ------------      ------------
Cash flows provided by (used in) operating activities:
Net loss                                                                              $     (2,221)     $     (3,200)
Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                                        1,020               972
        Provision for doubtful accounts                                                        135               255
        Loss on foreign currency transactions                                                  211                36
        Deferred taxes                                                                          --              (860)
        Charge for purchased in-process research and development                                --             1,193
        Stock options issued to consultants                                                     15                --
        Changes in operating assets and liabilities, net
                of effects from acquisitions of businesses:
                Accounts receivable                                                            (82)            1,255
                Prepaid expenses and other current assets                                     (231)              324
                Accounts payable                                                                13               155
                Accrued expenses and compensation                                             (569)             (145)
                Accrued litigation and non-recurring charges                                  (256)               --
                Income taxes payable                                                            14               (14)
                Deferred revenue                                                                55                15
                                                                                       ------------      ------------

                        Net cash used in operating activities                               (1,896)              (14)
                                                                                       ------------      ------------

Cash flows used in investing activities:
        Purchase of marketable securities                                                       --            (6,210)
        Proceeds from sales and maturities of marketable securities                             --             6,139
        Additions to property and equipment                                                   (385)           (1,189)
        Acquisition of businesses, net of cash acquired                                         --            (1,394)
        Additions to capitalized software costs                                               (413)             (439)
                                                                                       ------------      ------------

                        Net cash used in investing activities                                 (798)           (3,093)
                                                                                       ------------      ------------

Cash flows provided by financing activities:
        Proceeds from issuance of common stock and exercise of stock options                     1               346
        Principal payments on notes, software license payable and capital leases                --              (227)
        Increase in short-term borrowings, net                                                 782                --
                                                                                       ------------      ------------

                        Net cash provided by financing activities                              783               119
                                                                                       ------------      ------------

Effect of exchange rate changes on cash                                                        (53)              (58)
                                                                                       ------------      ------------

Net change in cash and cash equivalents                                                     (1,964)           (3,046)
Cash and cash equivalents at beginning of period                                             2,368             7,734
                                                                                       ------------      ------------

Cash and cash equivalents at end of period                                            $        404      $      4,688
                                                                                       ============      ============

Supplemental disclosure of non-cash financing transactions:

Stock and stock warrants issued in connection with acquisitions                       $         --      $        238
                                                                                       ============      ============

  The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and the financial statements and footnotes included therein. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of Dataware Technologies, Inc. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation.

B.   SUBSEQUENT EVENTS

On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an LLC interest representing approximately 34% of the buyer in the form of preferred units and a secured note. Northern Light Technology Corporation accounted for $291,000 and $1.1 million of the Company's operating expenses in the quarters ended March 31, 1996 and 1997, respectively.

On April 14, 1997 the Company closed $3 million of new financing through the private placement of Series B Convertible Preferred Stock, as described in detail in Part II, Item 2 of this Form 10-Q. Additional funding of up to $5 million may be available from the investor if conditions warrant.

                          DATAWARE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:
----------------------

REVENUES

The Company's total revenues increased 18% from $8.4 million in the first quarter of 1996 to $9.9 million in the first quarter of 1997. Quarter over quarter, software license fees increased 36% from $3.0 million to $4.1 million and services revenues increased 8% from $5.4 million to $5.8 million. Revenue growth was primarily due to increased unit volumes throughout the company, in all product areas.

Software revenues increased to 42% of total revenues in the first quarter of 1997, up from 36% in the first quarter of 1996, and services revenues decreased to 58% of total revenues in the first quarter of 1997, down from 64% in the first quarter of 1996. This shift in revenue mix is the result of marketing programs initiated by the Company during 1996.

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

COST OF REVENUES

Cost of revenues decreased 7% from $4.1 million in the first quarter of 1996 to $3.8 million during the same period in 1997. As a percent of revenues, total cost of revenues decreased from 49% of total revenues for the three months ended March 31, 1996 to 38% for the three months ended March 31, 1997. This decrease is due to a shift in product mix from our services business to our relatively lower cost software license fees as well as decreased fixed costs.

The cost of software licenses as a percentage of software license fees decreased from 28% during the first quarter of 1996 to 18% during the same period in 1997. This decrease was due to an increase in sales volume while fixed costs, primarily amortization of capitalized software, decreased slightly quarter over quarter.

The cost of services as a percentage of service revenues decreased from 60% for the first quarter of 1996 to 52% during the first quarter of 1997. This decrease primarily reflects an increase in sales volume while related costs have decreased. Management does not expect significant further productivity growth in the provision of services.

GROSS MARGIN

Total gross margin was $4.3 million or 51% of total revenues for the first quarter of 1996 and $6.1 million or 62% of total revenues for the first quarter of 1997. Changes in total gross margin from period to period have resulted from increased total revenue volume, lower costs within each revenue category, and a shift in product mix to higher margin software products from relatively lower margin services.

Although management anticipates that gross margin as a percentage of revenues will continue to improve in the long run as the Company's revenue base grows and product mix shifts more toward higher margin software, there are a number of important factors that could adversely affect the Company's future gross margins resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of stiff competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

SALES AND MARKETING EXPENSES

Sales and marketing expenses increased 19% from $3.8 million during the first quarter of 1996 to $4.5 million during the same period in 1997. The increase in sales and marketing expenses reflects the Company's investment in development of new distribution channels and strengthening the Company's sales and marketing capabilities during 1996. Sales and marketing expenses as a percentage of revenues remained flat at 45% on a quarter to quarter basis. It is anticipated that sales and marketing expenses as a percentage of total revenues will decline in the near and long term as total revenues are expected to increase faster than sales and marketing expenses. This anticipated trend is subject to various factors, including those described under "Gross Margin" above.


PRODUCT DEVELOPMENT EXPENSES

Product development expenses, which excludes capitalized software costs, increased 25% from $1.8 million in the first quarter of 1996 to $2.3 million in the first quarter of 1997. The Company capitalized software development costs in the amount of $413,000 in the first quarter of 1997 as compared to $446,000 in the first quarter of 1996. Product development expenses as a percentage of total revenues increased slightly from 22% during the first quarter of 1996 to 23% during the same period in 1997.

The increased product development expenses in terms of real dollars as well as in relation to total revenues is due to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997, as described in "Liquidity and Capital Resources" below. These expenses amounted to $291,000 in the quarter ended March 31, 1996 and $735,000 in the quarter ended March 31, 1997. Product development expenses other than those related to Northern Light Technology Corporation remained flat from the first quarter of 1996 to the same quarter in 1997.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased 20% from $1.7 million in the first quarter of 1996 to $1.4 million in the first quarter of 1997. This decrease was primarily due to the Company's continued attention to spending levels. General and administrative expenses as a percent of total revenues decreased from 21% in the first quarter of 1996 to 14% in the first quarter of 1997, due to the decrease in expenses while revenues increased during the first quarter of 1997.

PROVISION FOR INCOME TAXES

The Company did not record a provision for income taxes for the quarter ended March 31, 1997 as compared with a $860,000 provision recorded for the same period a year ago. A tax provision was not recorded during the first quarter because of the losses incurred during the first quarter of 1997 and the year ended 1996, and the substantial net operating loss carryforward from prior periods. At March 31, 1997, the Company had a net operating loss carryforward of $12.4 million. Use of the Company's net operating loss carryforwards is limited due to changes in ownership of the Company's stock before its initial public offering of stock in July 1993.

OTHER

For the quarter ended March 31, 1997 the Company recorded $211,000 in other expenses compared with $40,000 in the same quarter in 1996. These amounts consist primarily of foreign exchange losses caused by the effect of declining exchange rates on intercompany balances with the Company's foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

As of March 31, 1997, the Company had cash and cash equivalents of approximately $404,000 and working capital of $707,000. Operating activities used $1.9 million of the Company's cash during the first three months of 1997. Days sales outstanding increased from 78 days at December 31, 1996 to 81 days at March 31, 1997. This slight increase was primarily due to the delay in receipt of cash from certain large accounts until shortly after the quarter end.

The Company's investing activities used cash of $798,000 during the first three months of 1997, consisting of additions to property and equipment of $385,000 and capitalization of $413,000 in software costs.

The Company's financing activities provided cash of $783,000 during the first three months of 1997. The cash consisted primarily of short-term borrowings amounting to $782,000.

Two events took place subsequent to the quarter ending March 31, 1997 which had an important impact on the Company's liquidity. On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an LLC interest representing approximately 34% of the buyer in the form of preferred units and a secured note. Northern Light Technology Corporation accounted for $291,000 and $1.1 million of the Company's operating expenses in the quarters ended March 31, 1996 and 1997, respectively.

On April 14, 1997 the Company closed $3 million of new financing through the private placement of Series B Convertible Preferred Stock, as described in detail in Part II, Item 2 of this Form 10-Q. Additional funding of up to $5 million may be available from the investor if conditions warrant.

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

                          DATAWARE TECHNOLOGIES, INC.
                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities
------------------------------

(b) On April 14, 1997, the Company issued to GFL Advantage Fund Limited an aggregate of 3,000 shares of its Series B Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), at a price of $1,000.00 per share pursuant to a Subscription Agreement dated April 10, 1997. The rights, preferences and privileges of the Preferred Stock are set forth in a Certificate of Designations of Series B Convertible Preferred Stock (the "Certificate of Designations") which is part of the Company's Restated Certificate of Incorporation. The general effect of the issuance of such securities on the holders of Common Stock is summarized as follows:

The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of 4.5% per annum, payable quarterly in cash or, at the option of the Company, shares of Common Stock. Such dividends are payable in preference and priority to any dividends on shares of Common Stock.

The shares of Preferred Stock are convertible into shares of Common Stock at the option of the holder commencing on the earlier of (i) July 13, 1997 or (ii) the date on which a registration statement registering for resale the shares of Common Stock issuable upon conversion of the Preferred Stock is declared effective by the SEC, at a conversion price equal to the lower of (1) 80% of the average closing bid price for the five days immediately preceding the conversion notice, or (2) the greater of (but in no event greater than $6.00): (a) $3.99625 (an amount equal to 115% of the average closing bid price for the five days immediately preceding April 14, 1997) or (ii) the average closing bid price for the five days immediately preceding July 13, 1997. No shares of Preferred Stock may be converted into shares of Common Stock if the converting holder and its respective affiliates would beneficially own more than 4.9% of Company's Common Stock following such conversion (excluding from the calculation any shares of Common Stock issuable upon conversion of Preferred Stock). If the registration statement registering for resale the shares of Common Stock issuable upon conversion of the Preferred Stock is not declared effective by the SEC on or before July 13, 1997, the initial conversion price conversion factor of 80% decreases (and therefore the 20% discount increases) at the rate of two and one half percentage points for every 30 days of delay. The conversion factor may also decrease in other circumstances as set forth in the Certificate of Designations.

So long as (i) the registration statement registering the shares of Common Stock issuable upon conversion of shares of Preferred Stock is effective and (ii) the Company is in compliance in all material respects with its obligations to the holders of the Preferred Stock, including all obligations under the Registration Rights Agreement and the Certificate of Designations, all shares of Preferred Stock outstanding on April 14, 2000 will automatically convert into shares of Common Stock at a conversion price to be calculated pursuant to the optional conversion provisions of the Certificate of Designations.

The holders of the Preferred Stock have the right to require the Company to redeem all or a portion of the then outstanding shares of Preferred Stock by notice to Company delivered within 20 days after the occurrence of any of a number of events that may be deemed adverse to the holders' interests (each, an Optional Redemption Event, as defined in the Certificate of Designations) at the Redemption Price calculated with respect to such redemption date.

In no circumstance may the Company issue more than 1,335,256 shares of Common Stock (the "Maximum Share Amount") upon conversion of the Preferred Stock or as dividends, unless the stockholders of the Company vote to approve the issuance of a greater number of shares and the vote approving such issuance complies with Nasdaq National Market requirements concerning below market value financings. If the Company is unable to convert shares of Preferred Stock into shares of Common Stock due to the limitations of the Maximum Share Amount for any ten trading days within a period of 20 consecutive trading days, then the Company is required to provide written notice of such fact to the holders of the Preferred Stock (the "Inconvertibility Notice"). Within ten days after the Company delivers (or is required to deliver) an Inconvertibility Notice, the holders of the Preferred Stock have the right to require the Company to redeem all shares of Preferred Stock that are not convertible into shares of Common Stock on the business day prior to the redemption date at the Redemption Price calculated with respect to such redemption date.

In liquidation, the holders of the Preferred Stock are entitled to receive an amount equal to the sum of the original purchase price, plus accrued and unpaid dividends, plus accrued and unpaid interest on dividends in arrears prior to the distribution of any cash or assets of the Company to the holders of shares of Common Stock.

The Company may authorize the issuance of one or more series of preferred stock provided that the Preferred Stock shall rank senior to or on a parity with any such series of preferred stock with respect to dividend and liquidation rights.

The affirmative vote of the holders of a majority of the outstanding shares of Preferred Stock is required to approve any amendment, alteration or repeal of the Company's Restated Certificate of Incorporation that materially and adversely affects the Preferred Stock.

The Company agreed in the Subscription Agreement to use the proceeds of the sale of Preferred Stock for general working capital purposes and not for the purpose of making loans to or investments in other parties (other than financing its subsidiaries) or to purchase or carry margin stock.

In connection with the sale of shares of Series B Convertible Preferred Stock, the Rights Agreement, dated July 8, 1996, by and between American Stock Transfer & Trust Company, as Rights Agent, and the Company was amended by the First Amendment to the Rights Agreement, dated April 14, 1997 to include in the definition of Common Stock contained in the Rights Agreement the shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock.

The Certificate of Designations containing the terms of the Preferred Stock, the Subscription Agreement, the Registration Rights Agreement, and the amendment to the Rights Agreement all were filed as exhibits to the Company's Current Report on Form 8-K dated April 17, 1997. The foregoing description is qualified in its entirety by reference to such documents.


Item 6. Exhibits and Reports Filed on Form 8-K.
-----------------------------------------------

(a)    Exhibits.  See exhibit list on page 13.

(b)    Reports on Form 8-K. None.

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                   DATAWARE TECHNOLOGIES, INC.
                                             (REGISTRANT)


Date: May 15, 1997                 By:________________________
                                   Daniel M. Clarke
                                   Chief Financial Officer
                                   (Principal Financial and Principal Accounting
                                   Officer)

                                 Exhibit Index

   3.1 Restated Certificate of Incorporation, as amended through April 17, 1997 (Exhibit to Form 8-K dated April 17, 1997).*

   4.1 Rights Agreement dated July 8, 1996, by and between American Stock Transfer & Trust Company as Rights Agent and the Registrant (the "Rights Agreement"). (Exhibit to Form 8-K dated July 18, 1996).*

   4.2 First Amendment to the Rights Agreement, dated April 14, 1997. (Exhibit to Form 8-K dated April 17, 1997).*

   10.1 Subscription Agreement, dated as of April 10, 1997, by and between GFL Advantage Fund Limited and the Registrant. (Exhibit to Form 8-K dated April 17, 1997).*

   10.2 Registration Rights Agreement, dated as of April 10, 1997, by and between GFL Advantage Fund Limited and the Registrant. (Exhibit to Form 8-K dated April 17, 1997).*

   27.1   Financial Data Schedule.

*  Incorporated by reference to the filing indicated in parentheses.