Form 10-Q
period 1997-06-30
DATAWARE TECHNOLOGIES INC
filed 1997-08-14
CIK 875942

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


     For the quarter ended June 30, 1997   Commission File Number 0-21860

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

     Yes [X]                   No_________
     Number of shares outstanding of the issuer's classes of common stock as of July 31, 1997:

                       Class                      Number of Shares Outstanding
     --------------------------------------       ----------------------------
     Common Stock, par value $.01 per share                  7,289,547

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX

                                                                           PAGE NUMBER
                                                                           -----------
PART I.             FINANCIAL INFORMATION

                    Item 1.    Consolidated Financial Statements

                               Consolidated Balance Sheets as of
                               June 30, 1997 and December 31, 1996                  3

                               Consolidated Statements of Operations for the
                               Three and Six Months Ended June 30, 1997 and 1996    4

                               Consolidated Statements of Cash Flows for the
                               Six Months Ended June 30, 1997 and 1996              5

                               Notes to Consolidated Financial Statements           6

                    Item 2.    Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                  7


PART II.            OTHER INFORMATION

                    Item 2.    Changes in Securities                               11

                    Item 4.    Submission of Matters to a Vote of Security
                               Holders                                             13

                    Item 5.    Other Information                                   13

                    Item 6.    Exhibits and Reports Filed on Form 8-K              13



SIGNATURE                                                                          14

EXHIBIT INDEX                                                                      15

                         Part 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          DATAWARE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30,
                                                                           1997          DECEMBER 31,
                                                                        (unaudited)         1996
                                                                       ------------     --------------
ASSETS
Current assets:
    Cash and cash equivalents                                          $     1,472      $       2,368
    Accounts receivable, less allowance for doubtful
        accounts of $695 and $934 at June 30, 1997
        and December 31, 1996, respectively                                  9,768              9,271
    Prepaid expenses and other current assets                                2,054              1,968
                                                                       ------------     --------------
        Total current assets                                                13,294             13,607

    Property and equipment, net                                              6,284              7,298
    Computer software costs, net                                             2,384              2,239
    Goodwill and non-current assets                                          2,544              2,232
                                                                       ------------     --------------

        Total assets                                                   $    24,506      $      25,376
                                                                       ============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                              $     1,168      $          45
    Accounts payable                                                         3,038              3,232
    Accrued expenses                                                           462              1,377
    Accrued litigation and non-recurring charges                               697                982
    Accrued compensation                                                     1,674              2,046
    Income taxes payable                                                     1,162              1,140
    Deferred revenue                                                         2,155              2,136
                                                                       ------------     --------------
        Total current liabilities                                           10,356             10,958

Series B convertible preferred stock, $.01 par value: 3,000 shares
    authorized and issued; 2,289 shares outstanding at June 30, 1997         2,486                ---
    (aggregate liquidation preference of $2,311 at June 30, 1997)


Stockholders' equity:
    Common stock, $.01 par value: 14,000,000 shares authorized;
        6,974,619 and 6,640,597 shares issued and outstanding at
        June 30, 1997 and December 31, 1996, respectively                       70                 66
    Additional paid-in capital                                              39,539             38,473
    Accumulated deficit                                                    (27,427)           (23,756)
    Cumulative translation adjustment                                         (518)              (365)
                                                                       ------------     --------------

        Total stockholders' equity                                          11,664             14,418
                                                                       ------------     --------------

        Total liabilities and stockholders' equity                     $    24,506      $      25,376
                                                                       ============     ==============

   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (unaudited)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                    1997        1996           1997        1996
                                                  --------    ---------     ---------    --------
Revenues:
   Software license fees                        $    5,125   $   3,502    $     9,216   $   6,503
   Services                                          4,882       4,952         10,645      10,302
                                                ----------   ----------   -----------   ---------
       Total revenues                               10,007       8,454         19,861      16,805

Cost of revenues:
   Software license fees                               603         825          1,338       1,680
   Write down of intangible assets                     ---       1,926            ---       1,926
   Services                                          2,897       3,172          5,920       6,376
                                                ----------   ---------    -----------   ---------
       Total cost of revenues                        3,500       5,923          7,258       9,982
                                                ----------   ---------    -----------   ---------

Gross margin                                         6,507       2,531         12,603       6,823

Operating expenses:
   Sales and marketing                               4,455       4,233          8,921       8,000
   Product development                               1,384       1,971          3,636       3,772
   General and administrative                        1,361       1,717          2,737       3,436
   Write down of goodwill
     and other non-recurring charges                   ---       1,889            ---       1,889
   In-process research and development                 ---         ---            ---       1,193
                                                ----------   ---------    -----------   ---------

       Total operating expenses                      7,200       9,810         15,294      18,290
                                                ----------   ---------    -----------   ---------

Loss from operations                                  (693)     (7,279)        (2,691)    (11,467)

Interest income                                          7         132             29         306
Interest expense                                       (96)         (4)          (131)        (10)
Settlement of litigation                               ---      (4,073)           ---      (4,073)
Other income (expenses), net                            10           9           (201)        (31)
                                                ----------   ---------    -----------   ---------

Loss before income taxes                              (772)    (11,215)        (2,994)    (15,275)

Benefit from income taxes                              ---      (2,143)           ---      (3,003)
                                                ----------   ---------    -----------   ---------

       Net loss                                       (772)     (9,072)        (2,994)    (12,272)
                                                ----------   ---------    -----------   ---------

Dividends and accretion of preferred stock             677         ---            677         ---
                                                ----------   ---------    -----------   ---------

Net loss to common stockholders                 $   (1,449)  $  (9,072)   $    (3,671)  $ (12,272)
                                                ==========   =========    ===========   =========

Net loss per common share                       $    (0.21)  $   (1.40)   $     (0.53)  $   (1.91)
                                                ==========   =========    ===========   =========

   Weighted average number of common
   and common equivalent shares                      6,942       6,462          6,879       6,414
                                                ==========   =========    ===========   =========

   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (unaudited)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                         1997          1996
                                                                                     ---------         ----------
Cash flows used in operating activities:
Net loss                                                                           $    (2,994)       $   (12,272)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                                        2,143              1,762
    Provision for doubtful accounts                                                        216                465
    Loss on foreign currency transactions                                                  201                 53
    Deferred taxes                                                                         ---             (3,003)
    Non-cash portion of write-down of intangible assets                                    ---              3,180
    Charge for in-process research and development                                         ---              1,193
    Stock options to consultants                                                            30                151
    Changes in operating assets and liabilities, net
       of effects from acquisitions of businesses:
       Accounts receivable                                                              (1,033)             1,368
       Prepaid expenses and other current assets                                          (188)              (643)
       Accounts payable                                                                   (138)               623
       Accrued expenses and compensation                                                (1,176)               399
       Accrued litigation and non-recurring charges                                       (285)             5,308
       Income taxes payable                                                                 29                (28)
       Deferred revenue                                                                     52                 76
                                                                                     ---------         ----------

           Net cash used in operating activities                                        (3,143)            (1,368)
                                                                                     ---------         ----------

Cash flows used in investing activities:
    Purchase of marketable securities                                                      ---             (8,205)
    Proceeds from sales and maturities of marketable securities                            ---             12,031
    Additions to property and equipment                                                   (855)            (2,351)
    Acquisition of businesses, net of cash acquired                                        ---             (1,498)
    Additions to capitalized software costs                                               (835)              (941)
                                                                                     ---------         ----------

           Net cash used in investing activities                                        (1,690)              (964)
                                                                                     ---------         ----------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of common stock and exercise of stock options                   103                147
    Principal payments on notes, software license payable and capital leases               ---               (233)
    Proceeds from  issuance of preferred stock                                           3,000                ---
    Dividends and issuance costs related to preferred stock                               (255)               ---
    Increase in short-term borrowings, net                                               1,143                ---
                                                                                     ---------         ----------

           Net cash provided by (used in) financing activities                           3,991                (86)
                                                                                     ---------         ----------

Effect of exchange rate changes on cash                                                    (54)               (66)
                                                                                     ---------         ----------

Net change in cash and cash equivalents                                                   (896)            (2,484)
Cash and cash equivalents at beginning of period                                         2,368              7,734
                                                                                     ---------         ----------

Cash and cash equivalents at end of period                                         $     1,472        $     5,250
                                                                                     =========         ==========

Supplemental disclosure of non-cash financing transactions:

Conversion of preferred stock into common stock                                    $       853        $       ---
                                                                                     =========         ==========

Warrants issued in connection with issuance of  preferred stock                    $        83        $       ---
                                                                                     =========         ==========

Accretion of preferred stock                                                       $       650        $       ---
                                                                                     =========         ==========

Investment in Northern Light LLC in exchange for  assets                           $       512        $       ---
                                                                                     =========         ==========

Stock and stock warrants issued in connection with acquisitions                    $       ---        $       238
                                                                                     =========         ==========

  The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and the financial statements and footnotes included therein. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of Dataware Technologies, Inc. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations.

Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation.

B.  DISPOSAL OF PRODUCT DEVELOPMENT PROJECT

On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an equity interest in the buyer representing approximately 34% of the buyer in the form of preferred units and a secured note. The Company has a 15% voting interest in the LLC, as amended, and is therefore accounting for its $512,000 investment in the LLC using the cost method. Northern Light Technology Corporation accounted for $729,000 and $1.0 million of the Company's operating expenses in the six months ended June 30, 1996 and 1997, respectively.

C.  CONVERTIBLE PREFERRED STOCK

On April 14, 1997 the Company closed $3 million of new financing through the private placement of Series B Convertible Preferred Stock, as described in detail in Part II, Item 2 of this Form 10-Q. Additional funding may be available from the investor if conditions warrant.

D.  LINE OF CREDIT

On June 23, 1997, the Company entered into a secured, one-year line of credit agreement in the amount of $2,000,000 with a major U.S. bank. Availability under the line is limited by the level of eligible accounts receivable. The Agreement requires compliance with certain financial loan covenants related to tangible net worth, operating profit and certain financial ratios. For the quarter ended June 30, 1997, the Company obtained a waiver of the required minimum leverage ratio, which enabled the Company to comply with the aforementioned bank loan covenants at June 30, 1997. Interest is payable at 1% over the prime rate of interest, or 9 1/2% during the period ended June 30, 1997. As of that date, the Company had borrowed approximately $770,000 against this line of credit. In connection with the line of credit, the Company issued a seven-year warrant as described in detail in Part II, Item 2 of this Form 10-Q.

E.  NET LOSS PER SHARE

Net loss per share was computed on the basis of weighted average common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilutive securities. It also requires a reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the income statement.

The impact of the new standard on net loss per common share as reported would be immaterial as the Company sustained losses in all periods reported.

                          DATAWARE TECHNOLOGIES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:
---------------------

REVENUES
The Company's total revenues increased 18% from $8.5 million in the second quarter of 1996 to $10.0 million in the second quarter of 1997. The Company's total revenues increased 18% from $16.8 million in the first six months of 1996 to $19.9 million in the first six months of 1997. Quarter over quarter, software license fees increased 46% from $3.5 million to $5.1 million and services revenues decreased slightly from $5.0 to $4.9 million. For the first six months of 1997, software license fees increased 42% from $6.5 million to $9.2 million, and services revenues increased 3% from $10.3 million to $10.6 million. Revenue growth in the second quarter as well as the first six months of 1997 was primarily due to increased unit volumes throughout the company, in all product areas. The Company also recorded $400,000 under a development percentage of completion contract in the second quarter of 1997.

Software revenues increased to 51% of total revenues in the second quarter of 1997, up from 41% in the second quarter of 1996, and services revenues decreased to 49% of total revenues in the second quarter of 1997, down from 59% in the second quarter of 1996. For the first six months of 1997, software license fees increased to 46% of total revenues from 39% in the first six months of 1996 and services revenues decreased to 54% of total revenues from 61% in the first half of 1996. This continuing shift in revenue mix is the result of marketing programs initiated by the Company during 1996.

Continued revenue growth will depend in part on the Company's ability to improve the productivity of its sales force while keeping expenses at sustainable levels. Also, consistent with past experience, a higher percentage of the Company's revenues are expected to be realized in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month.
The Company's orders early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. Accordingly, the Company's quarterly results will be difficult to predict until the end of the quarter, and a shortfall in shipments or contract orders at the end of any particular quarter may cause the results for that quarter to fall short of anticipated levels.

COST OF REVENUES
Cost of revenues decreased 41% from $5.9 million in the second quarter of 1996 to $3.5 million during the same period in 1997. Cost of revenues decreased 27% from $10.0 million for the six month period ended June 30, 1996 to $7.3 million during the six month period ended June 30, 1997. As a percent of revenues, total cost of revenues decreased from 70% of total revenues for the three months ended June 30, 1996 to 35% for the three months ended June 30, 1997 and from 59% to 37% for the first six months of 1996 compared to the same period in 1997. This decrease is largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write-down of less productive software assets to their net realizable value. A continuing shift in product mix to software license fees from our higher cost services business also contributed to the decrease.

The cost of software licenses as a percentage of software license fees decreased from 24% during the second quarter of 1996 to 12% during the same period in 1997, and from 26% for the first six months of 1996 to 15% for the first six months of 1997. This decrease was due to the increase in sales volume while fixed costs decreased quarter over quarter and year over year. The decrease in fixed costs is in large part related to the completion of a contractual royalty commitment with a third party in the second quarter of 1996.

The cost of services as a percentage of service revenues decreased from 64% for the second quarter of 1996 to 59% during the second quarter of 1997 and from 62% for the first six months of 1996 to 56% for the first six months of 1997. This decrease is primarily due to containing costs as a result of our revitalization programs which began in the third quarter of 1996. Management does not expect significant further productivity growth in the provision of services.

GROSS MARGIN
Total gross margin was $2.5 million or 30% of total revenues for the second quarter of 1996 and $6.5 million or 65% of total revenues for the second quarter of 1997. For the six month period ended June 30, 1996, total gross margin amounted to $6.8 million as compared with $12.6 million for the same period in 1997, representing 41% and 63% of total revenues, respectively. In addition to the one-time charge mentioned previously, changes in total gross margin from period to period have resulted from increased total revenue volume, lower costs within each revenue category, and a significant shift in product mix to higher margin software products from relatively lower margin services.

Although management anticipates that gross margin as a percentage of revenues will continue to improve in the long run as the Company's revenue base shows further growth and product mix moves more toward higher margin software, there are a number of important factors that could adversely affect the Company's future gross margins resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

SALES AND MARKETING EXPENSES
Sales and marketing expenses increased 5% from $4.2 million during the second quarter of 1996 to $4.5 million during the same period in 1997. During the six month period ended June 30, 1997, sales and marketing expenses increased 12% to $8.9 million from $8.0 million during the same period a year ago. Sales and marketing expenses decreased as a percentage of revenues from 50% to 45% on a quarter to quarter basis and from 48% to 45% year over year. The increase in sales and marketing expenses reflects the Company's continuing investment in its distribution channels and strengthening the Company's marketing capabilities.
It is anticipated that sales and marketing expenses as a percentage of total revenues will decline in the near and long term as total revenues are expected to increase faster than sales and marketing expenses. This anticipated trend is subject to various factors, including those described under "Gross Margin" above.

PRODUCT DEVELOPMENT EXPENSES
Product development expenses, which excludes capitalized software costs, decreased 30% from $2.0 million in the second quarter of 1996 to $1.4 million in the second quarter of 1997, and decreased 4% from $3.8 million during the first six months of 1996 to $3.6 million during the same period in 1997. The Company capitalized software development costs in the amount of $422,000 in the second quarter of 1997 as compared to $495,000 in the second quarter of 1996. During the first half of 1997, the Company capitalized $835,000 in software development expenses as compared with $941,000 during the same period in 1996. Product development expenses as a percentage of total revenues decreased from 23% to 14% on a quarter to quarter basis and from 22% to 18% on a year to year basis.

The decreased product development expenses quarter over quarter and year over year is due in part to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997, as described in "Liquidity and Capital Resources" below. These expenses amounted to $438,000 in the quarter ended June 30, 1996 while there were no related expenses in the quarter ended June 30, 1997. For the first six months of 1996, these costs amounted to $729,000 as compared to $735,000 in the first six months of 1997. Product development expenses other than those related to Northern Light Technology Corporation decreased 10% from the second quarter of 1996 to the same quarter in 1997 and 5% from the first six months of 1996 to the first six months of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses decreased 21% from $1.7 million in the second quarter of 1996 to $1.4 million in the second quarter of 1997, and decreased 20% from $3.4 million during the first six months of 1996 to $2.7 million during the first six months of 1997. This decrease was primarily due to the Company's continued attention to spending levels. General and administrative expenses as a percent of total revenues decreased from 20% to 14% on a quarter to quarter and year to year basis, due to the decrease in expenses while revenues increased during the first half of 1997.

PROVISION FOR INCOME TAXES
The Company did not record a provision for income taxes for the quarter or six months ended June 30, 1997 as compared with a $2.1 million benefit recorded for the second quarter and a $3.0 million benefit recorded for the first six month period a year ago. A tax provision was not recorded during the first or second quarters because of the losses incurred during the first half of 1997 and the year ended 1996, and the substantial net operating loss carryforward from prior periods. At June 30, 1997, the Company had a net operating loss carryforward of $12.4 million. Use of the Company's net operating loss carryforwards is limited due to changes in ownership of the Company's stock before its initial public offering of stock in July 1993.

OTHER
For the six months ended June 30, 1997 the Company recorded $201,000 in other expenses compared with $31,000 in the same period in 1996. These amounts consist primarily of foreign exchange losses caused by the effect of declining exchange rates on intercompany balances with the Company's foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

As of June 30, 1997, the Company had cash and cash equivalents of approximately $1.5 million and working capital of $2.9 million. Operating activities used $3.1 million of the Company's cash during the first six months of 1997. Days sales outstanding increased from 81 days at March 31, 1997 to 86 days at June 30, 1997. This increase was primarily due to the timing of collections in the Company's Asia/Pacific operations.

The Company's investing activities used cash of $1.7 million during the first six months of 1997, consisting of additions to property and equipment of $855,000 and capitalization of $835,000 in software costs.

The Company's financing activities provided cash of $4.0 million during the first six months of 1997. The cash consisted primarily of proceeds from the issuance of preferred stock, net of issuance costs and dividends paid, amounting to $2.7 million and short-term borrowings amounting to $1.1 million.

Several events took place during the quarter ending June 30, 1997 which had an important impact on the Company's liquidity. On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an equity interest in the buyer representing approximately 34% of the buyer in the form of preferred units and a secured note. The Company has a 15% voting interest in the LLC, as amended, and is therefore accounting for its $512,000 investment in the LLC using the cost method. Northern Light Technology Corporation accounted for $729,000 and $1.0 million of the Company's operating expenses in the six months ended June 30, 1996 and 1997, respectively.

On April 14, 1997 the Company closed $3 million of new financing through the private placement of Series B Convertible Preferred Stock, as described in detail in Part II, Item 2 of this Form 10-Q. Additional funding may be available from the investor if conditions warrant.

On June 23, 1997, the Company entered into a secured, one-year line of credit agreement in the amount of $2,000,000 with a major U.S. bank. Availability under the line is limited by the level of eligible accounts receivable. The Agreement requires compliance with certain financial loan covenants related to tangible net worth, operating profit and certain financial ratios. For the quarter ended June 30, 1997, the Company obtained a waiver of the required minimum leverage ratio, which enabled the Company to comply with the aforementioned bank loan covenants at June 30, 1997. Interest is payable at 1% over the prime rate of interest, or 9 1/2% during the period ended June 30, 1997. As of that date, the Company had borrowed approximately $770,000 against this line of credit. In connection with the line of credit, the Company issued a seven-year warrant as described in detail in Part II, Item 2 of this Form 10-Q.

The Company continues to implement and refine its revitalization programs which are intended to minimize future losses from continuing operations. These programs include cost reductions, higher employee productivity, repositioning of product lines and intensified asset management. In addition, the Company continues to explore a full range of options for raising capital, including additional borrowing arrangements, disposal of assets, or possible sale of equity securities. Working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments and possible future acquisitions of businesses and/or product rights. There can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events, or if the Company does not obtain sufficient additional financing on a timely basis.

                          DATAWARE TECHNOLOGIES, INC.
                          PART II. OTHER INFORMATION


Item 2.  Changes in Securities
         ---------------------
(a)  None.

(b) The information required by this item is included in Item 2 on page 10 of the Company's Form 10-Q for the period ended March 31, 1997 and is incorporated herein by reference.

(c) (1) On April 14, 1997, the Company issued a five year warrant to purchase 20,000 shares of Common Stock at a purchase price of $4.50 per share. The warrant was issued to a securities firm as consideration for services performed for the Company pursuant to an engagement letter dated as of November 21, 1996 and was issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 based on the non-public nature of the issuance and the qualifications of the recipient.

     (2) On April 14, 1997, the Company issued to GFL Advantage Fund Limited an aggregate of 3,000 shares of its Series B Convertible Preferred Stock, $.01 par value per share (the "Preferred Stock"), at a price of $1,000.00 per share pursuant to a Subscription Agreement dated April 10, 1997. The aggregate proceeds to the Company (after payment of finders' and escrow fees but before payment of legal expenses and other costs incurred in the placement) were $2,842,500. The shares of Preferred Stock were issued in a transaction exempt from registration under Rule 506 under the Securities Act of 1933. As of August 7, 1997, GFL Advantage Fund Limited has converted 1,340 shares of Preferred Stock into 541,391 shares of Common Stock.

     The rights, preferences and privileges of the Preferred Stock are set forth in a Certificate of Designations of Series B Convertible Preferred Stock (the "Certificate of Designations") which is part of the Company's Restated Certificate of Incorporation. As described in greater detail below, the shares of Preferred Stock are convertible into shares of Common Stock.

     Conversion. The shares of Preferred Stock are convertible into shares of Common Stock at the option of the holder at a conversion price equal to the lower of (1) 80% of the average closing bid price for the five days immediately preceding the conversion notice, or (2) $3.99625 (an amount equal to 115% of the average closing bid price for the five days immediately preceding April 14,
1997). No shares of Preferred Stock may be converted into shares of Common Stock if the converting holder and its respective affiliates would beneficially own more than 4.9% of the Company's Common Stock following such conversion (excluding from the calculation any shares of Common Stock issuable upon conversion of Preferred Stock). The conversion factor will be adjusted upon the occurrence of certain circumstances as set forth in the Certificate of Designations.

     So long as (i) the registration statement registering the shares of Common Stock issuable upon conversion of shares of Preferred Stock is effective and
(ii) the Company is in compliance in all material respects with its obligations to the holders of the Preferred Stock, all shares of Preferred Stock outstanding on April 14, 2000 will automatically convert into shares of Common Stock at a conversion price to be calculated pursuant to the optional conversion provisions of the Certificate of Designations.

     Redemption. So long as the Company is in compliance in all material respects with its obligations to the holders of the Preferred Stock, at any time on or after the date 60 days after which the registration statement will have been declared effective by the SEC, the Company will have the right to redeem any part of the outstanding shares of Preferred Stock (but not less than 200 shares or such less number of shares of Preferred Stock that remain outstanding as of such date) on not less than 20 days' and not more than 30 days' prior written notice to the holders of Preferred Stock, at a price per share (the "Redemption Price") equal to the applicable conversion percentage (initially, 80%) multiplied by the product of the number of shares of Common Stock then issuable upon conversion of the Preferred Stock multiplied by the average market price of the Common Stock on the five trading days prior to the redemption date.

     The holders of the Preferred Stock have the right to require the Company to redeem all or a portion of the then outstanding shares of Preferred Stock by notice to the Company delivered within 20 days after the occurrence of any of a number of events that may be deemed adverse to the holders' interests (each, an Optional Redemption Event, as defined in the Certificate of Designations) at the Redemption Price calculated with respect to such redemption date.

     Under no circumstance may the Company issue more than 1,335,256 shares of Common Stock (the "Maximum Share Amount") upon conversion of the Preferred Stock or as dividends, unless the stockholders of the Company vote to approve the issuance of a greater number of shares and the vote approving such issuance complies with Nasdaq National Market requirements concerning below market value financings. If the Company is unable to convert shares of Preferred Stock into shares of Common Stock due to the limitations of the Maximum Share Amount for any ten trading days within a period of 20 consecutive trading days, then the Company is required to provide written notice of such fact to the holders of the Preferred Stock (the "Inconvertibility Notice"). Within ten days after the Company delivers (or is required to deliver) an Inconvertibility Notice, the holders of the Preferred Stock have the right to require the Company to redeem all shares of Preferred Stock that are not convertible into shares of Common Stock on the business day prior to the redemption date at the Redemption Price calculated with respect to such redemption date.

     (3) In connection with the issuance of the Preferred Stock, the Company issued a five-year warrant to purchase 75,000 shares of Common Stock at a purchase price of $6.00 per share, effective as of April 14, 1997. The warrant was issued to a securities firm as consideration for services performed for the Company and was issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 based on the non-public nature of the issuance and the qualifications of the recipient.

     (4) On June 23, 1997, in connection with the establishment of a line of credit agreement between the Company and a major U.S. bank, the Company issued a seven-year warrant to purchase 23,391.81 shares of Common Stock at a purchase price of $3.42 per share. Under the terms of the warrant, if at anytime the outstanding loan amount under the credit facility exceeds $1,000,000, the warrant shall be exercisable with respect to an additional 23,391.81 shares of Common Stock at the same purchase price. The warrant was issued in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 based on the non-public nature of the issuance and the qualifications of the recipient.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At the Annual Meeting of Stockholders on May 23, 1997, the Company's shareholders voted as follows:

a) To reelect Jochen Tschunke to the Board of Directors for a three-year term.

        Total Vote For                      5,233,615
                                          --------------
        Total Vote Withheld                   563,092
                                          --------------

b) To amend the Company's 1993 Equity Incentive Plan to increase the total number of shares of Common Stock issuable under the Plan by 500,000 shares.

        Total Vote for the Proposal         1,912,812
                                          --------------
        Total Vote Against the Proposal     1,323,275
                                          --------------
        Abstentions                            59,362
                                          --------------
        Broker Non-votes                    2,501,258
                                          --------------

c) To amend the Company's 1993 Director Stock Option Plan to provide for amendments to outstanding options.

        Total Vote for the Proposal         1,661,561
                                          --------------
        Total Vote Against the Proposal     1,353,430
                                          --------------
        Abstentions                            44,115
                                          --------------
                                            2,737,601
        Broker Non-votes                  --------------


Item 5. Other Information
-------------------------

Daniel M. Clarke, Vice President - Finance and Administration and chief financial officer, has informed the Company that he will resign his position effective August 22, 1997. The Company is interviewing potential replacements for Mr. Clarke and has hired Michael Gonnerman to serve as acting chief financial officer in the interim. Mr. Gonnerman is an independent financial consultant. Formerly with Arthur Andersen, he has served as chief financial officer or as a consultant with more than 25 software companies. He is currently a director of three technology companies.


Item 6. Exhibits and Reports Filed on Form 8-K
----------------------------------------------

(a)  Exhibits.  See exhibit list on page 14.

(b) Reports on Form 8-K. On April 17, 1997, the Company filed a report on Form 8-K reporting the sale and issuance of 3,000 shares of its Series B Preferred Stock, $.01 par value per share, to GFL Advantage Fund Limited.

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DATAWARE TECHNOLOGIES, INC.
                                                 (Registrant)


Date: August 14, 1997                    By:____________________
                                         Daniel M. Clarke
                                         Chief Financial Officer
                                         (Principal Financial and Principal
                                         Accounting Officer)

                                 Exhibit Index


     3.1 Restated Certificate of Incorporation, as amended through April 14, 1997. (Filed as Exhibit 3.1 to the Company's Report on Form 8-K filed on April 17, 1997)*

     3.2       By-Laws of the Registrant, as amended through May 23, 1997

     4.1       Form of Warrant Agreement between the Company and Advest, Inc.

     4.2 Warrant Agreement, dated as of April 14, 1997, between the Company and Wharton Capital Partners Ltd.

     4.3 Warrant Agreement, dated as of June 23, 1997, between the Company and Imperial Bank.

     4.4 Warrant Agreement, dated as of March 31, 1996, between the Company and Entrust Nominees Limited.

     4.5 Rights Agreement dated July 8, 1996, by and between American Stock Transfer & Trust Company as Rights Agent and the Registrant (the "Rights Agreement"). (Exhibit to Form 8-K dated July 18,
               1996).*

     4.6 First Amendment to the Rights Agreement, dated April 14, 1997. (Exhibit to Form 8-K dated April 17, 1997).*

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