Form 10-Q
period 1997-09-30
DATAWARE TECHNOLOGIES INC
filed 1997-11-14
CIK 875942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


     For the quarter ended September 30, 1997    Commission File Number 0-21860

                          DATAWARE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      06-1232140
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


             ONE CANAL PARK                                     02142
             CAMBRIDGE, MA                                    (Zip Code)
 (Address of principal executive offices)


                                  617-621-0820
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be file by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X      NO
          ---        ---
     Number of shares outstanding of the issuer's classes of common stock as of October 31, 1997:

               Class                             Number of Shares Outstanding
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                    9,267,217

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX


                                                               PAGE NUMBER
                                                               ------------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996                   3

          Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30,
          1997 and 1996                                              4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1997 and 1996              5

          Notes to Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                     13

Item 6.   Exhibits and Reports Filed on Form 8-K                    13

SIGNATURE                                                           14

EXHIBIT INDEX                                                       15

                         Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          Dataware Technologies, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                           September 30,
                                                                               1997          December 31,
                                                                           (unaudited)          1996
                                                                             --------         --------
ASSETS
Current assets:
       Cash and cash equivalents                                             $ 12,579         $  2,368
       Accounts receivable, less allowance for doubtful
             accounts of $817 and $934 at September 30, 1997
             and December 31, 1996, respectively                                5,714            9,271
       Prepaid expenses and other current assets                                3,389            1,968
                                                                             --------         --------
             Total current assets                                              21,682           13,607

       Property and equipment, net                                              4,102            7,298
       Computer software costs, net                                             2,232            2,239
       Goodwill and non-current assets                                            512            2,232
                                                                             --------         --------

             Total assets                                                    $ 28,528         $ 25,376
                                                                             ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                                                 $     --         $     45
       Accounts payable                                                         3,599            3,232
       Accrued expenses                                                         2,587            1,377
       Accrued litigation and non-recurring charges                               656              982
       Accrued compensation                                                     1,013            2,046
       Income taxes payable                                                     1,144            1,140
       Deferred revenue                                                         2,072            2,136
                                                                             --------         --------
             Total current liabilities                                         11,071           10,958

Series B convertible preferred stock, $.01 par value: 3,000 shares
       authorized and issued; no shares outstanding at                             --               --
       September 30, 1997

Stockholders' equity:
       Common stock, $.01 par value: 14,000,000 shares authorized;
             9,227,326 and 6,640,597 shares issued and outstanding at
             September 30, 1997 and December 31, 1996, respectively                93               66
       Additional paid-in capital                                              45,909           38,473
       Accumulated deficit                                                    (28,276)         (23,756)
       Cumulative translation adjustment                                         (269)            (365)
                                                                             --------         --------

             Total stockholders' equity                                        17,457           14,418
                                                                             --------         --------


             Total liabilities and stockholders' equity                      $ 28,528         $ 25,376
                                                                             ========         ========

       The accompanying notes are an integral part of the consolidated financial statements

                           Dataware Technologies, Inc.
                      Consolidated Statements of Operations
                      (In thousands except per share data)
                                   (unaudited)


                                                        Three months ended                Nine months ended
                                                           September 30,                    September 30,
                                                      1997             1996             1997             1996
                                                   --------         --------         --------         --------
Revenues:
    Software license fees                          $  5,404         $  4,905         $ 14,621         $ 11,408
    Services                                          4,252            5,115           14,896           15,417
                                                   --------         --------         --------         --------

        Total revenues                                9,656           10,020           29,517           26,825

Cost of revenues:
    Software license fees                               714              896            2,053            2,576
    Write down of intangible assets                      --               --               --            1,926
    Services                                          3,217            3,400            9,136            9,776
                                                   --------         --------         --------         --------

        Total cost of revenues                        3,931            4,296           11,189           14,278
                                                   --------         --------         --------         --------

Gross margin                                          5,725            5,724           18,328           12,547

Operating expenses:
    Sales and marketing                               4,743            4,752           13,664           12,752
    Product development                               1,726            2,181            5,362            5,953
    General and administrative                        2,087            1,736            4,825            5,172
    Write down of goodwill
         and other non-recurring charges                 --               --               --            1,889
    In-process research and development                  --              668               --            1,861
                                                   --------         --------         --------         --------

        Total operating expenses                      8,556            9,337           23,851           27,627
                                                   --------         --------         --------         --------

Loss from operations                                 (2,831)          (3,613)          (5,523)         (15,080)

Interest income                                           7               67               36              373
Interest expense                                       (145)              (3)            (276)             (13)
Settlement of litigation                                 --               --               --           (4,073)
Gain on sale of portion of service business           2,197               --            2,197               --
Other income (expenses), net                            (77)               2             (277)             (29)
                                                   --------         --------         --------         --------

Loss before benefit from income taxes                  (849)          (3,547)          (3,843)         (18,822)

Benefit from income taxes                                --             (864)              --           (3,867)
                                                   --------         --------         --------         --------

Net loss                                               (849)          (2,683)          (3,843)         (14,955)

Dividends and accretion of preferred stock               --               --              677               --
                                                   --------         --------         --------         --------

Net loss to common stockholders                    $   (849)        $ (2,683)        $ (4,520)        $(14,955)
                                                   ========         ========         ========         ========

Net loss per common share                          $  (0.11)        $  (0.41)        $  (0.64)        $  (2.35)
                                                   ========         ========         ========         ========

    Weighted average number
    of common shares                                  7,565            6,466            7,108            6,358
                                                   ========         ========         ========         ========

       The accompanying notes are an integral part of the consolidated financial statements

                           Dataware Technologies, Inc.
                      Consolidated Statements of Cash Flows
                            (In thousands, unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                         1997             1996
                                                                                       --------         --------
Cash flows used in operating activities:
Net loss                                                                               $ (3,843)        $(14,955)
Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                      3,189            2,785
       Provision for doubtful accounts                                                      579               --
       Loss on foreign currency transactions                                                277               51
       Gain on sale of portion of service business                                       (2,197)              --
       Deferred taxes                                                                        --           (3,867)
       Non-cash portion of write-down of intangible assets                                   --            3,180
       Charge for in-process research and development                                        --            1,861
       Stock options and warrants to consultants and bank                                    65              195
       Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of businesses:
             Accounts receivable                                                         (1,478)           1,691
             Prepaid expenses and other current assets                                     (310)            (960)
             Accounts payable                                                               (80)             677
             Accrued expenses and compensation                                              230             528
             Accrued litigation and non-recurring charges                                  (326)           4,394
             Income taxes payable                                                           107             (53)
             Deferred revenue                                                               589             (435)
                                                                                       --------         --------

                   Net cash used in operating activities                                 (3,198)          (4,908)
                                                                                       --------         --------

Cash flows provided by investing activities:
       Purchase of marketable securities                                                     --           (9,874)
       Proceeds from sales and maturities of marketable securities                           --           16,719
       Additions to property and equipment                                                 (914)          (3,507)
       Proceeds from sale of portions of service business, including cash acquired        8,546
       Acquisition of businesses, net of cash acquired                                       --           (1,553)
       Additions to capitalized software costs                                           (1,379)          (1,496)
                                                                                       --------         --------

                   Net cash provided by investing activities                             (6,253)             289
                                                                                       --------         --------

Cash flows provided by financing activities:
       Proceeds from issuance of common stock and exercise of stock options               3,946              382
       Principal payments on notes, software license payable and capital leases              --             (236)
       Proceeds from issuance of preferred stock                                          3,000               --
       Dividends and issuance costs related to preferred stock                             (255)              --
       Increase in short-term borrowings, net                                               403               --
                                                                                       --------         --------

                   Net cash provided by financing activities                              7,094              146
                                                                                       --------         --------

Effect of exchange rate changes on cash                                                     (84)             (57)
                                                                                       --------         --------

Net change in cash and cash equivalents                                                  10,211           (4,530)
Cash and cash equivalents at beginning of period                                          2,368            7,734
                                                                                       --------         --------

Cash and cash equivalents at end of period                                              $12,579         $  3,204
                                                                                       ========         ========

Supplemental disclosure of non-cash financing transactions:
Conversion of preferred stock into common stock                                        $  3,355         $     --
                                                                                       ========         ========

Accretion of preferred stock                                                           $    650         $     --
                                                                                       ========         ========

Warrants issued in connection with issuance of preferred stock                         $     83         $     --
                                                                                       ========         ========

Investment in Northern Light LLC in exchange for assets                                $    512         $     --
                                                                                       ========         ========

Stock and stock warrants issued in connection with acquisitions                        $     --         $    761
                                                                                       ========         ========

Note payable assumed in connection with acquisition of business                        $     --         $    101
                                                                                       ========         ========

       The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   BASIS OF PRESENTATION

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and the financial statements and footnotes included therein. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of Dataware Technologies, Inc. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation.

B.   DISPOSAL OF PRODUCT DEVELOPMENT PROJECT

     On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an equity interest in the buyer representing approximately 34% of the buyer in the form of preferred units and a secured note. The Company's equity interest has since been reduced as a result of the buyer's obtaining additional equity financing. The Company has a 15% voting interest in the buyer and is therefore accounting for its $512,000 investment in the buyer using the cost method. Northern Light Technology Corporation accounted for $1.5 and $1.0 million of the Company's operating expenses in the nine months ended September 30, 1996 and 1997, respectively.

C.   SALE AND EXCHANGE OF SERVICES BUSINESSES

     On September 30, 1997, the Company sold a portion of its data services business, consisting of the stock of five foreign subsidiaries and certain other assets of the Company, to Information Handling Services ("IHS") and acquired 100% of the stock of Creative Multimedia Corporation ("CMC") from IHS. The Company also entered into distribution, software license and service agreements with IHS, and revenues for the third quarter of 1997 include $1.8 million attributable to the distribution and licensing agreements. The third quarter results include a $2.2 million gain on this transaction; however, the Company's agreement with IHS provides for a final settlement of assets sold on February 27, 1998, at which time the Company will determine the ultimate gain on the transaction.

     The results of the continuing operations of CMC for the nine month periods ended September 30, 1997, and September 30, 1996, are immaterial in the context of the results of the Company. As a result, proforma financial information has not been presented.

D.   CAPITAL STOCK

     In the quarter ended September 30, 1997, the Company issued 1,085,000 shares of common stock to two investors in a private placement for gross proceeds of $3,770,375. A financial investor purchased 865,000 of these shares and the remaining 220,000 shares were issued to an affiliate of IHS in connection with the sale and exchange of services businesses transaction described in Note C above.

E.   CONVERTIBLE PREFERRED STOCK

     On April 14, 1997, the Company closed $3 million of new financing through the private placement of Series B Convertible Preferred Stock. As of September 30, 1997, all shares of preferred stock had been converted into common stock.

F.   LINE OF CREDIT

     On June 23, 1997, the Company entered into a secured, one-year line of credit agreement in the amount of $2,000,000 with a major U.S. bank. Interest was payable at 1% over the prime rate of interest, or 9 1/2 % during the period ended September 30, 1997. On September 10, 1997, the agreement was amended to include an overadvance facility in the amount of $750,000. Interest during the overadvance period was payable at 3% over the prime rate of interest, or 11 1/2%. As of September 30, 1997, the Company had paid down all amounts borrowed against this line of credit and had terminated the line. In connection with the line of credit, on June 23, 1997, the Company issued a seven-year warrant to purchase shares of the Company's common stock at $3.42 per share. Based on the amount of the Company's borrowings under the line of credit, this warrant is now exercisable for 46,783 shares. An additional seven-year warrant, for the purchase of 24,767 shares of common stock at $3.23 per share, was issued to the bank on September 10, 1997, in connection with the overadvance facility.

G.   NET LOSS PER SHARE

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

                          DATAWARE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On September 30, 1997, Dataware sold a portion of its data services business to Information Handling Services Group, Inc. ("IHS") in exchange for cash and the stock of IHS's subsidiary, Creative Multimedia Corporation. The portion of the business sold included certain contracts and other assets of Dataware, as well as the stock of the Company's Australian, Canadian, German, Italian, and Swedish subsidiaries. The activities of the data service business sold consisted of processing customer text and data and using it to create information-distribution products.

     At the same time, the Company entered into a distribution agreement with IHS under which IHS will take over the software distribution activities formerly performed by the five divested foreign subsidiaries. In addition, the Company entered into agreements with IHS under which it will provide software and multimedia services for use by IHS in its publishing activities. Following this transaction, the Company is a leaner organization, having reduced headcount from 329 immediately before the transaction to 215 as of October 31, 1997. Expenses are expected to be commensurately lower going forward. It is anticipated that the IHS transaction will have an effect on other aspects of the Company's financial performance, too. For example, because the Company will be focused on its software and multimedia businesses, services revenues are anticipated to be substantially lower in the future.

     The foregoing, as well as other statements concerning the Company's anticipated performance made throughout this Item, may be deemed forward-looking statements. Such statements are based on the current assumptions of Dataware management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described under "Important Factors" below, in Exhibit 99.1 to the Company's Form 10-Q for the third quarter of 1996, and in each of the Company's other 10-Q and 10-K filings, that could cause actual results to differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIONS:
---------------------

REVENUES

     The Company's total revenues decreased slightly from $10.0 million for the third quarter of 1996 to $9.7 million in the third quarter of 1997. The Company's total revenues increased 10% from $26.8 million in the first nine months of 1996 to $29.5 million in the first nine months of 1997. Quarter over quarter, software license fees increased 10% from $4.9 million to $5.4 million and services revenues decreased 16% from $5.1 to $4.3 million. For the first nine months of 1997, software license fees increased 28% from $11.4 million to $14.6 million, and services revenues decreased 3% from $15.4 million to $14.9 million. Software license revenue growth in the first nine months of 1997 was primarily due to increased unit volumes, including $1.8 million in software revenues under the new agreements with IHS.

     Software revenues increased to 56% of total revenues in the third quarter of 1997, up from 49% in the third quarter of 1996, and services revenues decreased to 44% of total revenues in the third quarter of 1997, down from 51% in the third quarter of 1996. For the first nine months of 1997, software license fees increased to 50% of total revenues from 43% in the first nine months of 1996, and services revenues decreased to 50% of total revenues from 57% in the first nine months of 1996. While this continuing shift in revenue mix is primarily the result of marketing programs initiated by the Company during 1996, a part of the decline in services revenues in the third quarter may be attributed to Company-wide distraction caused by the IHS transaction.

     Minimum guaranteed revenues under the IHS agreements are $10.8 million over three years under the distribution agreement and $8.4 million over five years for the software license agreement. However, the Company expects that, as a result of the IHS transaction, its services revenues (which will relate primarily to multimedia activities) will be reduced going forward. Accordingly, overall quarterly revenues will be reduced significantly in the near term.

     Revenue growth in the software and multimedia services portions of the business will depend in part on the Company's ability to improve the productivity of its sales force while keeping expenses at sustainable levels. Also, consistent with past experience, a higher percentage of the Company's revenues are expected to be realized in the third month of each fiscal quarter and tend to be concentrated in the latter half of that month. The Company's orders early in a quarter will not generally be large enough to assure that it will meet its revenue targets for any particular quarter. Accordingly, the Company's quarterly results will be difficult to predict until the end of the quarter, and a shortfall in shipments or contract orders at the end of any particular quarter may cause the results for that quarter to fall short of anticipated levels.

COST OF REVENUES

     Cost of revenues decreased 8% from $4.3 million in the third quarter of 1996 to $3.9 million during the same period in 1997. Cost of revenues decreased 22% from $14.3 million for the nine month period ended September 30, 1996 to $11.2 million during the nine month period ended September 30, 1997. As a percent of revenues, total cost of revenues decreased from 43% of total revenues for the three months ended September 30, 1996 to 41% for the three months ended September 30, 1997 and from 53% to 38% for the first nine months of 1996 compared to the same period in 1997. This decrease is largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write-down of less productive software assets to their net realizable value. A continuing shift in product mix to software license fees from the higher-cost services business also contributed to the decrease in total cost of revenues as a percent of revenues.

     The cost of software licenses as a percentage of software license fees decreased from 18% during the third quarter of 1996 to 13% during the same period in 1997, and from 23% for the first nine months of 1996 to 14% for the first nine months of 1997. This decrease was due to the increase in sales volume while fixed costs decreased quarter over quarter and year over year. The decrease in fixed costs is in large part related to the completion of a contractual royalty commitment with a third party in the second quarter of 1996.

     The cost of services as a percentage of service revenues increased from 66% for the third quarter of 1996 to 76% during the third quarter of 1997 and decreased slightly from 63% for the first nine months of 1996 to 61% for the first nine months of 1997. The increase quarter over quarter is caused by decreased revenue volume while fixed costs decreased at a lower rate. The decrease year over year is primarily due to containing costs as a result of our revitalization programs which began in the third quarter of 1996. As noted above, the IHS transaction resulted in a significant change in the nature and extent of the services that will be provided by Dataware going forward.

GROSS MARGIN

     Total gross margin was $5.7 million for the third quarter of 1996 and 1997, or 57% and 59% of total revenues, respectively. Software gross margins improved as a result of having a lower portion of third-party software sales in the mix (and, thus, lower third-party license fee payments), but this was offset by the lower services gross margins resulting from lower services revenues. For the nine month period ended September 30, 1996, total gross margin amounted to $12.5 million as compared with $18.3 million for the same period in 1997, representing 47% and 62% of total revenues, respectively. In addition to the one-time charge mentioned under "Cost of Revenues," the increase in total gross margin from year to year has resulted from increased total revenue volume, lower costs within each revenue category, and a continuing shift in product mix to higher margin software products from relatively lower margin services.

     Management anticipates that gross margin as a percentage of revenues will continue to improve in the long run because the IHS transaction has greatly reduced the portion of lower margin services in the Company's product mix as compared with higher margin software. However there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses remained flat at $4.8 million during the third quarters of 1996 and 1997. During the nine month period ended September 30, 1997, sales and marketing expenses increased 7% to $13.7 million from $12.8 million during the same period a year ago. Sales and marketing expenses increased slightly as a percentage of revenues from 47% to 49% on a quarter to quarter basis and decreased slightly from 48% to 46% year over year. The increase in sales and marketing expenses year over year reflects the Company's continuing investment in its distribution channels and strengthening the Company's marketing capabilities. Since the IHS transaction included divesting the Company of five foreign subsidiaries that had been principally involved in distributing Dataware products, it is anticipated that sales and marketing expenses will decrease in the near term.

PRODUCT DEVELOPMENT EXPENSES

     Product development expenses, which excludes capitalized software costs, decreased 21% from $2.2 million in the third quarter of 1996 to $1.7 million in the third quarter of 1997, and decreased 10% from $6.0 million during the first nine months of 1996 to $5.4 million during the same period in 1997. The Company capitalized software development costs in the amount of $543,000 in the third quarter of 1997 as compared to $551,000 in the third quarter of 1996. During the first nine months of 1997, the Company capitalized $1,379,000 in software development expenses as compared with $1,496,000 during the same period in 1996. Product development expenses as a percentage of total revenues decreased from 22% to 18% on a quarter to quarter and year to year basis.

     The decreased product development expenses quarter over quarter and year over year is due in part to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997, as described in "Liquidity and Capital Resources" below. These expenses amounted to $645,000 in the quarter ended September 30, 1996 while there were no related expenses in the quarter ended September 30, 1997. For the first nine months of 1996, these costs amounted to $1,374,000 as compared to $735,000 in the first nine months of 1997. Product development expenses other than those related to Northern Light Technology Corporation increased 12% from the third quarter of 1996 to the same quarter in 1997 and remained relatively flat from the first nine months of 1996 to the first nine months of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased 20% from $1.7 million in the third quarter of 1996 to $2.1 million in the third quarter of 1997, and decreased 7% from $5.2 million during the first nine months of 1996 to $4.8 million during the first nine months of 1997. General and administrative expenses as a percent of total revenues increased from 17% in the third quarter of 1996 to 22% in that same period in 1997 and decreased from 19% for the nine months ended September 30, 1996 to 16% for the nine months ended September 30, 1997. The increase in general and administrative expenses quarter over quarter is caused in part by increased consulting and professional costs, the cost of closing a foreign sales office, a provision for bad debts related to foreign accounts receivable, and increased facilities costs, including a move to new offices.

OTHER

     For the nine months ended September 30, 1997, the Company recorded $277,000 in other expenses compared with $29,000 in the same period in 1996. These amounts consist primarily of foreign exchange losses caused by the effect of declining exchange rates on intercompany balances with the Company's foreign subsidiaries.

PROVISION FOR INCOME TAXES

     The Company did not record a provision for income taxes for the quarter or nine months ended September 30, 1997 as compared with a $864,000 benefit recorded for the third quarter and a $3.9 million benefit recorded for the first nine month period a year ago. A tax provision was not recorded in 1997 because of the losses incurred during the first nine months of 1997 and the year ended 1996, and the substantial net operating loss carryforward from prior periods.
At September 30, 1997, the Company had a net operating loss carryforward of $12.4 million. Use of the Company's net operating loss carryforwards is limited due to changes in ownership of the Company's stock before its initial public offering of stock in July 1993.

GAIN ON SALE

     In consideration for the sale of a portion of its data services business to IHS, the Company received $6.8 million and 100% of the stock of IHS's subsidiary, Creative Multimedia Corporation. The results for the third quarter of 1997 include a $2.2 million gain on this transaction; however, the Company's agreement with IHS provides for a final settlement of assets sold on February 27, 1998, at which time the Company will determine the ultimate gain on the transaction.

LOSS PER SHARE

     Net loss per share was computed on the basis of weighted average common shares outstanding. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilutive securities. It also requires a reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the income statement.

     The impact of the new standard on net loss per common share as reported would be immaterial as the Company sustained losses in all periods reported.

IMPORTANT FACTORS

     The transactions with IHS described above will necessarily result in significant changes in the Company's manner and results of operations, not all of which can be anticipated at this time. Factors that cannot be predicted but that may significantly affect results include, but are not limited to, the extent to which IHS will be able to perform the same types of services as the Company had been providing and the quality of such services, the ability of IHS to distribute the Company's software effectively, increased competition that may result from the access that IHS now has to the Company's customers and former employees, and the extent of changes that the Company must make internally to adjust to its new configuration. Any of these factors could cause actual results to differ materially from those anticipated in any forward-looking statements in this Form 10-Q or in any other written or oral statements made by the Company or its officers.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

     Aggregating the proceeds of the sale of its data services business, the initial payments under its distribution and licensing agreements with IHS, and the private placement of its common stock described below, the Company received an aggregate of $14.3 million in cash on September 30, 1997. The Company used $2.2 million in the third quarter to repay indebtedness under its bank line of credit. As of September 30, 1997, the Company had cash and cash equivalents of approximately $12.6 million and working capital of $10.6 million. Operating activities used $3.2 million of the Company's cash during the first nine months of 1997. Days sales outstanding decreased from 86 days at June 30, 1997 to 76 days at September 30, 1997. The decrease was primarily due to an increased focus on collections in the third quarter, collecting the initial payments under the distribution and licensing agreements with IHS, the sale of foreign accounts receivable associated with the IHS transactions and a provision for doubtful accounts recorded in the quarter ended September 30, 1997.

     The Company's investing activities generated cash of $6.3 million during the first nine months of 1997, principally from the IHS transactions.

     The Company's financing activities provided cash of $7.1 million during the first nine months of 1997. The cash consisted primarily of proceeds from the issuance of common and preferred stock.

     Several events took place during the nine months ending September 30, 1997 which had an important impact on the Company's liquidity. On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an equity interest in the buyer representing approximately 34% of the buyer in the form of preferred units and a secured note. The Company's equity interest has since been reduced as a result of the buyer's obtaining additional equity financing. The Company has a 15% voting interest in the buyer and is therefore accounting for its $512,000 investment in the buyer using the cost method. Northern Light Technology Corporation accounted for $1.5 million and $1.0 million of the Company's operating expenses in the nine months ended September 30, 1996 and 1997, respectively.

     On April 14, 1997, the Company closed $3 million of new financing through the private placement of Series B Convertible Preferred Stock. As of September 30, 1997, all shares of preferred stock had been converted into common stock on the terms described in the Company's Form 8-K filed April 17, 1997.

     On June 23, 1997, the Company entered into a secured, one-year line of credit agreement in the amount of $2,000,000 with a major U.S. bank. Interest was payable at 1% over the prime rate of interest, or 9 1/2 % during the period ended September 30, 1997. On September 10, 1997, the agreement was amended to include an overadvance facility in the amount of $750,000. Interest during the overadvance period was payable at 3% over the prime rate of interest, or 11 1/2%. As of September 30, 1997, the Company had paid down all amounts borrowed against this line of credit and had terminated the line.

     On September 30, 1997, the Company sold an aggregate of 1,085,000 shares of its common stock to two private investment funds in a private placement for gross proceeds of $3,770,375, as further described in Part II, Item 2(c) of this Form 10-Q.

       The Company continues to implement and refine its revitalization programs which are intended to minimize future losses from continuing operations. These programs include cost reductions, higher employee productivity, repositioning of product lines and intensified asset management. The Company believes that its cash, cash equivalents, and marketable securities, together with anticipated cash from operations, will be sufficient to meet its liquidity needs for the foreseeable future. However, working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments and possible future acquisitions of businesses and/or product rights. There can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events.

                          DATAWARE TECHNOLOGIES, INC.
                          PART II. OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES
          ---------------------


     (c)(1) On September 10, 1997, in connection with the establishment of an overadvance facility for its line of credit agreement with a major U.S. bank, the Company issued a seven-year warrant to purchase 24,767 shares of Common Stock at a purchase price of $3.23 per share in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933 based on the non-public nature of the issuance and the qualifications of the recipient. The Company and the bank also entered into a Securities Purchase Agreement under which the company agreed to repurchase the two warrants held by the bank (exercisable for a total of 71,550 shares) or any shares issued upon exercise thereof, at a price of $4.50 per share, net of the unpaid warrant exercise price, on the earlier of December 31, 1998, or a change in control of the Company.

     (2) On September 30, 1997, the Company issued a total of 1,085,000 shares of its common stock to two private investment funds for gross proceeds of $3,770,375 in a transaction exempt from registration under Section 4(2) of the Securities Act based on the nonpublic nature of the transaction and the qualifications of the investors.


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



                                    DATAWARE TECHNOLOGIES, INC.
                                         (REGISTRANT)


Date: November 14, 1997             By: /s/ Michael Gonnerman
                                       ______________________________
                                    Michael Gonnerman
                                    Acting Chief Financial Officer
                                    (Principal Financial and Principal
                                    Accounting Officer)

                                 EXHIBIT INDEX


     2.1 Agreement dated September 26, 1997 between Dataware Technologies, Inc. and Information Handling Services Group, Inc. (Exhibit 2 to Form 8-K dated October 10, 1997)./*/

     4.1 Warrant Agreement, dated as of September 10, 1997, between the Company and Imperial Bank.

     27.1 Financial Data Schedule.



*  Incorporated by reference to the filing indicated in parentheses.