Form 10-Q/A
period 1997-09-30
DATAWARE TECHNOLOGIES INC
filed 1997-11-24
CIK 875942

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                         Part I. FINANCIAL INFORMATION

    This Form 10-Q/A is being filed for the sole purpose of correcting two typographical errors in the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 and 1996. Net Cash provided by investing activities for the Nine Months Ended September 30, 1997 and Effect of exchange rate on cash for the Nine Months Ended September 30, 1997 have been amended from (6,253) to 6,253 and (84) to 62 respectively.

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
                                                   ========         ========         ========         ========

       The accompanying notes are an integral part of the consolidated financial statements

                           Dataware Technologies, Inc.
                      Consolidated Statements of Cash Flows
                            (In thousands, unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                         1997             1996
                                                                                       --------         --------
Cash flows used in operating activities:
Net loss                                                                               $ (3,843)        $(14,955)
Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                      3,189            2,785
       Provision for doubtful accounts                                                      579               --
       Loss on foreign currency transactions                                                277               51
       Gain on sale of portion of service business                                       (2,197)              --
       Deferred taxes                                                                        --           (3,867)
       Non-cash portion of write-down of intangible assets                                   --            3,180
       Charge for in-process research and development                                        --            1,861
       Stock options and warrants to consultants and bank                                    65              195
       Changes in operating assets and liabilities, net of effects from acquisitions and dispositions of businesses:
             Accounts receivable                                                         (1,478)           1,691
             Prepaid expenses and other current assets                                     (310)            (960)
             Accounts payable                                                               (80)             677
             Accrued expenses and compensation                                              230             528
             Accrued litigation and non-recurring charges                                  (326)           4,394
             Income taxes payable                                                           107             (53)
             Deferred revenue                                                               589             (435)
                                                                                       --------         --------

                   Net cash used in operating activities                                 (3,198)          (4,908)
                                                                                       --------         --------

Cash flows provided by investing activities:
       Purchase of marketable securities                                                     --           (9,874)
       Proceeds from sales and maturities of marketable securities                           --           16,719
       Additions to property and equipment                                                 (914)          (3,507)
       Proceeds from sale of portions of service business, including cash acquired        8,546
       Acquisition of businesses, net of cash acquired                                       --           (1,553)
       Additions to capitalized software costs                                           (1,379)          (1,496)
                                                                                       --------         --------

                   Net cash provided by investing activities                              6,253              289
                                                                                       --------         --------

Cash flows provided by financing activities:
       Proceeds from issuance of common stock and exercise of stock options               3,946              382
       Principal payments on notes, software license payable and capital leases              --             (236)
       Proceeds from issuance of preferred stock                                          3,000               --
       Dividends and issuance costs related to preferred stock                             (255)              --
       Increase in short-term borrowings, net                                               403               --
                                                                                       --------         --------

                   Net cash provided by financing activities                              7,094              146
                                                                                       --------         --------

Effect of exchange rate changes on cash                                                      62              (57)
                                                                                       --------         --------

Net change in cash and cash equivalents                                                  10,211           (4,530)
Cash and cash equivalents at beginning of period                                          2,368            7,734
                                                                                       --------         --------

Cash and cash equivalents at end of period                                              $12,579         $  3,204
                                                                                       ========         ========

Supplemental disclosure of non-cash financing transactions:
Conversion of preferred stock into common stock                                        $  3,355         $     --
                                                                                       ========         ========

Accretion of preferred stock                                                           $    650         $     --
                                                                                       ========         ========

Warrants issued in connection with issuance of preferred stock                         $     83         $     --
                                                                                       ========         ========

Investment in Northern Light LLC in exchange for assets                                $    512         $     --
                                                                                       ========         ========

Stock and stock warrants issued in connection with acquisitions                        $     --         $    761
                                                                                       ========         ========

Note payable assumed in connection with acquisition of business                        $     --         $    101
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



                                    DATAWARE TECHNOLOGIES, INC.
                                         (REGISTRANT)


Date: November 24, 1997             By: /s/ Michael Gonnerman
                                       ______________________________
                                    Michael Gonnerman
                                    Acting Chief Financial Officer
                                    (Principal Financial and Principal
                                    Accounting Officer)