Form 10-K
period 1997-12-31
DATAWARE TECHNOLOGIES INC
filed 1998-03-31
CIK 875942

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal year ended December 31, 1997
                         Commission File Number 0-21860



                          DATAWARE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  06-1232140
  (State or other jurisdiction of                  (I.R.S Employer
 incorporation identification No.)                 or organization)

         One Canal Park
         Cambridge, MA                                  02141
(Address of principal executive offices)             (Zip Code)


                                 (617) 621-0820
              (Registrant's telephone number, including area code)



            SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:
                     Common Stock, Par Value $.01 Per Share
              Junior Participating Preferred Stock Purchase Rights


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of February 28, 1998: $28,416,751

Shares of Common Stock outstanding as of February 28, 1998: 9,296,569

                              ___________________

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 21, 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Report.


                           Exhibits Index at Page 45

                                     PART I

                                ITEM 1. BUSINESS


OVERVIEW

  Dataware provides software for enterprise information access ("knowledge management") and professional electronic publishing applications, as well as multimedia services for CD-ROM and Web-based publishing. Through its direct sales and service organizations and growing number of indirect channels, the Company has developed relationships with more than 2,000 customers serving over 1,000,000 end users.

  Dataware's innovative software products and multimedia services permit the integration of information from a wide variety of sources and enable access and publishing via the latest information technologies, such as the Internet, intranets, enterprise networks, CD-ROM, commercial on-line services, print-on-demand, and combinations of these media. Dataware derives recurring revenues from software licenses, software maintenance and service revenues from updating existing customers' applications.

  The Company was incorporated in Delaware on March 15, 1988. Significant operations began with the 1988 purchase of the worldwide rights to certain software developed by Dataware 2000 GmbH and the acquisition of its United States distributor, and subsequent acquisitions have contributed significantly to the Company's growth. Among the most recent have been the acquisitions of software developers Status/IQ Ltd., Ntergaid Inc., and Green Book International ("Gbook"), as well as two multimedia services and software companies, Ledge Multimedia, Inc. and Creative Multimedia Corporation. On September 30, 1997, Dataware sold a portion of its data services business to Information Handling Services Group, Inc. ("IHS"), together with five foreign subsidiaries that had been primarily engaged in distributing the Company's software and providing services to customers. As a result, IHS became a significant international value-added reseller ("VAR") for Dataware. Additional information about the development of the Company's business during the past year is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


INDUSTRY DEVELOPMENT AND DATAWARE'S RESPONSE

  The Company's focus on knowledge management and electronic publishing software products and on high-end multimedia services has developed from the four major application areas in which it has historically competed: CD-ROM software and services, text management software, software and services for on-line/Internet applications, and electronic publishing management systems. With the sale to IHS, the Company has largely exited the business of providing data services to customers, concentrating instead on software development and multimedia services.

Knowledge management

  The emerging field of knowledge management addresses the broad process of locating, organizing, sharing and using information within an organization. The Company believes that a good knowledge management system must provide users with a single point of access to contribute to and tap into all knowledge assets within an organization. Information and expertise that has historically been created and maintained in isolated systems targeted at specific workgroups is integrated, accessed and manipulated on a company-wide basis through an intranet. Knowledge assets include human assets as well as documents and data stored in files. Accordingly, knowledge management integrates and goes beyond the capabilities of any of the following used alone: document management systems, information retrieval engines, databases and data mining tools, electronic publishing systems, groupware and workflow systems, push technologies and help-desk applications.

  The Company's new Dataware II Knowledge Management Suite ("KMS") meets these requirements by identifying and connecting users to experts within the organization, as well as to files and URLs. Enterprise-wide access to all types of digital information is provided using cartridges that translate over 200 source information types, including Web pages, server file systems, relational databases and groupware applications. Introduced in the 4th quarter of 1997, KMS allows users to contribute information either directly to a knowledge warehouse or through an existing knowledge silo, such as a groupware or document management system, from which it can be shared and managed by others. It contains features such as content analysis with knowledge maps of the organization and sophisticated searching techniques that help users quickly locate desired information.

  Dataware's Knowledge Management products have evolved from the Company's classic text management product line, BRS/Search. Organizations require the ability to manage and retrieve the contents of large collections of text and other unstructured information. Text management and retrieval software (which is different from that used for structured database management, but can be integrated with it) permits fast, accurate, and thorough updating and retrieval of such information.

  Dataware BRS/Search provides fast, authoritative and uniform multi-user access to all types of information including text, images, data, graphics, and multimedia such as audio and video. BRS/Search is an open product, which can be integrated with other systems through the use of add-on products such as WordPlus. BRS can be integrated with relational databases (RDBMS), word processors, document image processing (DIP) systems, and other office automation systems. BRS/Search provides multiple customization options which conform to established working practices, including Dataware software tools and other 4GL tools such as Visual Basic(R), Powersoft(R), and SQL Forms(R). State-of-the-art technological innovations in information searching including natural language, concept searching and semantic networks can be added to BRS/Search to enhance applications.


Electronic publishing and distribution

  Over the last ten years, Dataware has developed and continues to market several innovative software products to meet the needs of corporations, government agencies and publishers for electronic publishing systems and physical electronic media distribution.

 .  Electronic publishing systems

  Providing timely and accurate information to knowledge workers within an organization or to customers, contractors and other end-users outside it is a publishing process that must be done efficiently and effectively by a broad variety of organizations. State of the art electronic publishing systems that bring under one roof the distribution of information on-line, on the Internet and on corporate intranets can be used by organizations that have historically used widely differing methods to distribute their information. Dataware sells two main products to assist these organizations in making their publishing processes run efficiently and effectively.

  The new Dataware II Publisher product enables broad electronic publishing capabilities. It helps organizations to create electronic publications from a wide variety of source information types, such as word processors, groupware, database management, document management, composition, HTML and SGML systems. Information is managed within an industry-standard (SGML ISO-8879) open publishing repository, and can be refined and packaged for delivery simultaneously to the Internet, intranet, CD-ROM, DVD-ROM and client/server systems, providing the flexibility to deliver cost-effective, custom publications to highly targeted audiences. It contains many of the same sophisticated searching capabilities that are features of Dataware's other products, allowing end users to find required information quickly.

  The Company's NetAnswer product is a comprehensive, off-the-shelf, Internet software offering. A robust information management, query and retrieval system for the World Wide Web, NetAnswer software enables information providers to distribute large volumes of data, text, and multimedia content via the Internet or intranets. Based on BRS/Search, NetAnswer includes extensive accounting and security features for publishers planning to sell or monitor access to information and is optimized for many users accessing large databases. The software includes sophisticated capabilities such as multi-fielded searches, thesauri and concept searching, relevance ranking, and user-customized search and display formats.

 .  Physical electronic media distribution

  Many organizations need to distribute large amounts of information to multiple locations in a compact, cost-effective format. This may be done using CD-ROM or diskettes. For example, magazine and newspaper publishers distribute historical information on CD-ROM for purchase by libraries, industry analysts and other professionals. Manufacturers improve the effectiveness of sales and service personnel by distributing broad-based and constantly changing product information on CD-ROM, including comprehensive parts, prices and specifications databases. Government agencies distribute the equivalent of warehouses full of policy and procedure manuals, regulations and forms with CD-ROM based information products. Similarly, recent regulatory initiatives have allowed financial services companies selling insurance and mutual fund products, health care organizations, and others, to realize significant cost savings by distributing prospectuses and other disclosure documents on diskette.

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

  With its January 1998 acquisition of Green Book International Corporation, Dataware acquired what it believes is the best software package for electronic publishing of financial prospectuses and other regulated financial information. While the Company is just beginning to distribute the Gbook software, and significant progress must be made to ensure market acceptance, the Company believes that the product has great commercial potential. Using the Gbook software, prospectus information can be digitized and duplicated onto a diskette at costs that may be significantly lower than for paper production. A Gbook prospectus diskette contains a full-featured browser in a small, one-megabyte package and uses a secure file format to ensure the integrity of the content.

Ancillary services

  Since its inception, Dataware has provided an extensive range of one-time and recurring data capture and data preparation services to support customers in their use of Dataware software products, and the Company's revenues have historically been somewhat more heavily oriented toward services. A large portion of this business was transferred to IHS on September 30, 1997. Management anticipates that, as a result of the IHS transaction, there will be a larger proportion of higher margin software sales in the revenue mix going forward. The Company has also provided and continues to provide database hosting, software support, training, software maintenance and custom software development services.

Multimedia services

  Dataware's Ledge Multimedia division ("Ledge") provides a complete array of multimedia application development services to corporations, publishers and professional firms. Ledge is focused on three key application/market areas: financial services, marketing communications and professional publishing. Ledge helps these customers combine media and information types in new and innovative ways. For example, Ledge works with customers to create Internet/CD-ROM hybrids to take advantage of both the immediacy of the Internet and the storage capacity of CD-ROM.

  During 1997, the Company expanded the activities of the Ledge Multimedia division with the acquisition of Creative Multimedia Corporation, formerly a leading consumer-oriented multimedia company. Dataware believes that the combined entity is the largest high-end multimedia services company in the United States, with more than 60 professional applications developed to date.


DATAWARE'S CORPORATE STRATEGY

  The Company's key objectives are to address the evolving needs of its customers and create high levels of customer satisfaction, deliver superior long-term returns for shareholders, and foster a challenging and enjoyable work environment for employees. To achieve these objectives, Dataware is pursuing a strategy that includes the following key elements: a focus on areas of core competency; close relationships with customers; developing and maintaining recurring business; product and technology leadership; and a diversified revenue base.

     . Dataware focuses on market areas where the Company's core competencies apply. During 1997, the Company narrowed its focus by divesting a portion of its data services business. As a result, the Company enters 1998 with the strong foundation of its historical text management, publishing and retrieval products supporting its pathbreaking entry into knowledge management.

     . Dataware views the long-term partnerships with its customers as a critical element in the Company's historical and future success. In order to continue to meet their needs in a timely fashion, the Company works directly with existing and prospective customers to identify and develop new product features and functionality and to offer new and improved services.

     . The Company's marketing, pricing and support strategies are focused on the generation of both one-time and recurring revenues. Customers may license software from the Company and wish to acquire annual maintenance contracts for the updating and support of these software products. Many of the Company's customers are also involved in developing applications where the information content by its nature needs to be updated on a regular basis, thus providing Dataware with recurring software licenses or update service revenues. In 1997, recurring revenues represented approximately 45% of total revenues.

     . Dataware continuously strives to develop and market the technologically leading products in its field through a combination of internal development, as well as through licensing and selected acquisitions.

     . The Company has created and intends to maintain a diversified revenue base along several dimensions: geographic, customer and product mix. Since its founding, Dataware has devoted substantial resources to international product development, marketing and sales, and a significant proportion of the Company's revenues is derived from international customers. The Company sells products and services to customers in several market segments, including commercial publishing, corporate, government, higher education and legal. These customers, in turn, employ the Company's products and services to create a wide variety of different applications. During 1997, the Company's various distribution, license and services agreements with IHS accounted for $4.7 million, or 13%, of the Company's total revenues.

  In addition, the Company's strategy includes selective acquisitions intended to broaden its customer base, allow the development of more direct customer relationships, or provide important new products and services for customers.
The Company adheres to a policy of not commenting publicly on the status of any potential acquisition activity until documents have been signed. This is intended to help prevent disruption to the business and employees of any firm with whom the Company may be in discussions and to protect the shareholders from unwarranted or premature speculation in the market.

SALES AND MARKETING

  The Company's sales and marketing organization, consisting of 54 persons, operates from the Company's headquarters in Cambridge, Massachusetts and its Eurasian headquarters in Denham, England. In addition, the Company maintains sales offices in five other cities in the United States, Denmark and Singapore. This reflects the significant reduction in the Company's direct sales organization that resulted from the sale of five of the Company's foreign subsidiaries to IHS on September 30, 1997.

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

  The Company conducts marketing at three levels: corporate marketing, business unit marketing and product marketing. Corporate marketing is focused on company positioning, public relations and investor relations. Business unit marketing is focused on generating leads for the local sales organizations through trade shows, mailings, telemarketing, etc. in order to more deeply penetrate the key market segments in each local country. Product marketing is focused on creating more demand for Dataware's software products through installed base and new product marketing.

  The Company's direct sales and marketing organization is complemented by its network of authorized distributors and VARs throughout the world. This network was significantly increased with the sale to IHS of the five foreign subsidiaries that had previously been included in the Company's direct distribution network. Dataware continuously evaluates new potential distribution partners who may provide improved access to selected vertical or geographic markets.

CUSTOMERS

  Close to 1,000 customers did business with Dataware Technologies in 1997, and Dataware software has been deployed by more than 2,000 customers worldwide. Dataware software has now been used to produce 1,210 CD-ROM titles. There are more than 1,000,000 end users of Dataware software products.

  Dataware's customer base is broad and diverse. Sales from operations outside North America comprised about 40% of Dataware revenues in 1997, 48% in 1996, and 42% in 1995. As indicated above, sales to IHS accounted for $4.7 million, or 13%, of the Company's total revenues during 1997. No single customer accounted for more than 5% of total revenues during 1996 and 1995.

  An estimated 45% of total 1997 revenues came from recurring sources, such as annual renewals of retrieval software subscriptions and per disc licenses, CD-ROM update services, and software maintenance fees.

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

  During 1997, 1996 and 1995, the Company's expenditures in research and development, including capitalized software costs, were $8,509,000, $10,100,000, and $6,602,000, representing 23%, 27% and 16% of revenues, respectively. As of December 31, 1997, the Company had 66 full-time employees engaged in product development activities.

COMPETITION

  Competition in Dataware's historical business varies by (a) geography, e.g. North America, Europe, Asia; (b) type of customer, e.g. commercial, corporate, government agency; (c) market segment, e.g. yellow page telephone directory publishers, and (d) application category - from high-end, complete software and service solutions to pure software sales. In North America, competitors include Folio (OMKT), Electronic Book Technologies (INSO), Fulcrum (FULCF), Verity
(VRTY), Excalibur (EXCA) and IDI. In Europe and Asia, competitors include MPW Lasec, TRIP (Fulcrum) and IDI. Dataware believes that it is differentiated from its competitors by its more complete set of products and services. Some of the competitors sell only software with few supporting services, and some are search engine companies without Dataware's broader focus on complete applications. Competition for knowledge management offerings includes several of these traditional competitors, as well as very significant potential players such as Lotus (IBM), Netscape and Microsoft, all of whom approach knowledge management system development from a different product base.

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

  The Company has entered into source code escrow agreements with a number of customers that require release of source code to such parties with a limited, non-exclusive right to use such code in the event there is a bankruptcy proceeding by or against the Company, the Company ceases to do business or the Company breaches its contractual obligations to the customer. The Company has, in certain cases, licensed its source code, or portions thereof, to customers for specific uses.

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

EMPLOYEES

  As of December 31, 1997 the Company had 205 full-time employees, including 66 in product development, 54 in sales and marketing, 55 in customer services and 30 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.


                 ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding the executive officers of the Company called for by Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K is incorporated herein by reference from Part III, Item 10 hereof.


                               ITEM 2. PROPERTIES

  The Company's corporate headquarters are located in Cambridge, Massachusetts, in leased facilities consisting of approximately 26,000 square feet of office space occupied under leases expiring in November 1999 and May 2001. The Company leases additional facilities and offices, including locations in Denham, UK; Copenhagen, Denmark; Singapore; Bethesda, Maryland; Albany, New York; and Maplewood, New Jersey. The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its requirements through 1998, and that suitable additional or alternate space sufficient to serve the Company's foreseeable needs will be available on commercially reasonable terms.

                           ITEM 3. LEGAL PROCEEDINGS

  None.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.



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


                          HIGH              LOW
                          ----              ---
      1997:
      First Quarter      $6 5/8            $2 7/8
      Second Quarter      4 3/8             2 5/8
      Third Quarter       5 3/8             2 1/4
      Fourth Quarter      4 7/8             2 1/4

      1996:
      First Quarter      $9 1/2            $6 1/4
      Second Quarter      8                 5 3/4
      Third Quarter       6 1/8             3 3/4
      Fourth Quarter      4 1/8             2 5/8

  On March 6, 1998, there were 483 holders of record of the Common Stock.

  No dividends have been paid on the Common Stock to date, and the Company does not anticipate paying dividends in the foreseeable future.

  On December 9, 1997, the Company issued 175,000 shares of Common Stock, pursuant to the settlement of securities litigation originally brought in 1994, to the plaintiffs. The issuance was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, since the court approved the fairness of the terms and conditions of the issuance of the shares after holding a hearing, of which all persons to whom the shares were to be issued were given notice, and being advised that, were the settlement approved, registration of the issuance of the shares would not be required under the Securities Act by virtue of the court's approval.

SELECTED CONSOLIDATED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                                                                            Year ended December 31,
                                                        -----------------------------------------------------------------
(In thousands, except per share data)                      1997         1996          1995        1994 (1)      1993 (1)
-------------------------------------------------------------------------------------------------------------------------
Revenues:
  Software license fees                                 $ 19,534      $ 16,502      $ 19,996     $ 14,334       $  7,802
  Services                                                17,785        20,957        21,128       19,525         12,231
                                                        --------      --------      --------     --------       --------
      Total revenues                                      37,319        37,459        41,124       33,859         20,033

Cost of revenues:
  Software license fees                                    2,544         3,437         3,125        2,057          1,023
  Write down of intangible
      assets                                               -----         1,926         -----        -----          -----
  Services                                                10,966        12,938        11,923       10,799          6,165
                                                        --------      --------      --------     --------       --------
      Total cost of revenues                              13,510        18,301        15,048       12,856          7,188
                                                        --------      --------      --------     --------       --------
Gross profit                                              23,809        19,158        26,076       21,003         12,845

Operating expenses:
  Sales and marketing                                    16,603        17,679        13,754       11,118          6,447
  Product development                                     6,721         8,144         5,040        3,954          2,080
  General and administrative                              5,884         6,603         5,337        4,895          3,198
  Write down of goodwill and
      other non-recurring
      charges                                             -----         1,889         -----        -----          -----
  Merger costs                                            -----         -----           171        -----          -----
  Charge for purchased research and
      development                                         -----         1,861         -----        -----          2,100
                                                        --------      --------      --------     --------       --------
Total operating expenses                                  29,208        36,176        24,302       19,967         13,825
                                                        --------      --------      --------     --------       --------

Income (loss) from operations                             (5,399)      (17,018)        1,774        1,036           (980)
                                                        --------      --------      --------     --------       --------

Interest income (expense), net                              (160)          386           586          549            334
Settlement of litigation                                   -----        (2,823)        -----        -----          -----
Other income (expense), net                                 (149)          144            86           (5)           (27)
                                                        --------      --------      --------     --------       --------
Income (loss) before income taxes                         (5,708)      (19,311)        2,446        1,580           (673)
                                                        --------      --------      --------     --------       --------
Provision for income taxes                                    80          ----           733          369            325
                                                        --------      --------      --------     --------       --------

Net income (loss)                                         (5,788)      (19,311)        1,713        1,211           (998)
                                                        --------      --------      --------     --------       --------
Accretion of preferred stock                                 677          ----          ----         ----            480
                                                        --------      --------      --------     --------       --------
Net income (loss) to common stockholders                $ (6,465)     $(19,311)     $  1,713     $  1,211       $ (1,478)
                                                        ========      ========      ========     ========       ========
Net income (loss) per common share - basic              $  (0.85)     $  (3.01)     $   0.28     $   0.22       $  (0.44)
                                                        ========      ========      ========     ========       ========
Net income (loss) per common share
      - diluted (2)                                     $  (0.85)     $  (3.01)     $   0.26     $   0.19       $  (0.21)
                                                        ========      ========      ========     ========       ========
Weighted average number of common
shares outstanding - basic                                 7,632         6,425         6,121        5,610          3,371
                                                        ========      ========      ========     ========       ========
Weighted average number of
      common shares outstanding -
      diluted (2)                                          7,632         6,425         6,511        6,211          4,644
                                                        ========      ========      ========     ========       ========


BALANCE SHEET DATA                                                                December 31,
                                                        -----------------------------------------------------------------
(In thousands)                                            1997         1996          1995        1994 (1)      1993 (1)
-------------------------------------------------------------------------------------------------------------------------
Working capital                                         $  9,273      $  2,649      $ 11,121     $ 10,200       $  8,867
Total assets                                              29,053        25,376        41,314       36,456         32,396
Notes, software license payable, and capital leases,
      less current portion                                 -----         -----             4          210            448
Stockholders' equity                                      16,466        14,418        32,216       28,738         27,600

(1) Restated to reflect pooling of interests with Ledge Multimedia, Inc.
(2) Reflects the conversion of all issued and outstanding shares of Redeemable Convertible Preferred Stock into 2,313,463 shares of Common Stock in 1993

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Statements concerning the Company's anticipated performance including future revenues, costs, and profits, or about the development of the Company's markets, made throughout this Annual Report, may be deemed forward-looking statements. Such statements are based on the current assumptions of Dataware management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described under "Certain Factors That May Affect Future Results" below and in
Exhibit 99.1 to this Annual Report (which is incorporated herein by reference) that could cause actual results to differ materially from those described in the forward-looking statements.

OVERVIEW:

Dataware's revenues are composed of software license fees and service revenues. The overall gross margin of the Company fluctuates depending upon the mix of business among these categories of revenues.

In recent years, recurring revenue has been a significant portion of total revenues, comprising approximately 45%, 51% and 44% of total revenues for 1997, 1996 and 1995, respectively. Recurring software license revenues result from annual renewal of retrieval licenses and certain other fees. Recurring service revenues have historically resulted from data services to support customers in their use of Dataware software products, database hosting and software maintenance fees. The decrease in recurring revenue as a percentage of total revenues from 1996 to 1997 was primarily due to the sale of a portion of the data services business to Information Handling Services Group, Inc. ("IHS".) The Company currently anticipates that recurring revenues will comprise a smaller portion of total revenues going forward.

Acquisitions have contributed significantly to the Company's growth. Among the most recent have been the acquisitions of software developers Status/IQ Ltd., Ntergaid Inc., and Green Book International Corporation, as well as two multimedia services and software companies, Ledge Multimedia, Inc. and Creative Multimedia Corporation.

On September 30, 1997, Dataware sold a portion of its data services business to IHS in exchange for cash and the stock of IHS's subsidiary, Creative Multimedia Corporation of Portland, Oregon. The portion of the business sold included certain contracts and other assets of Dataware, as well as the stock of the Company's Australian, Canadian, German, Italian and Swedish subsidiaries. The activities of the data services business sold consisted of processing customer text and data and using it to create information-distribution products.

At the same time, the Company entered into a distribution agreement with IHS under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries. Following this transaction, the Company is a leaner organization, having reduced headcount from 329 immediately before the transaction to 205 as of December 31, 1997. Expenses are expected to be commensurately lower going forward. It is anticipated that the IHS transaction will have an effect on other aspects of the Company's financial performance as well. For example, services revenues are anticipated to be substantially lower in the future as the Company focuses on its software and multimedia businesses. The Company also entered into agreements with IHS under which it will provide software and multimedia services for use by IHS in its publishing activities.

Since its inception, Dataware has generated significant revenues outside of North America. Until the IHS transaction on September 30, 1997, Dataware had international direct sales organizations in Germany, the United Kingdom, Italy, France, Sweden, Denmark, Australia, Singapore, and Canada. As of December 31, 1997, the Company had direct sales organizations in the United Kingdom, Denmark and Singapore and has distribution agreements covering other European countries, the Pacific Rim, and South America. The Company's sales from operations outside of North America accounted for approximately 40%, 48% and 42% of total revenues for 1997, 1996 and 1995, respectively. The Company's foreign subsidiaries are principally engaged in software sales, customer service and distribution activities.

RESULTS OF OPERATIONS:

The Company's results for the twelve month period ended December 31, 1995, have been restated to combine the former systems integration category with the services category in the revenues and cost of revenues sections in the statement of operations.

1997 AS COMPARED TO 1996

Revenues
The Company's total revenues remained relatively flat at $37.3 million in 1997 and $37.5 million in 1996.

Software license fees increased 18% to $19.5 million in 1997 from $16.5 million in 1996, a $3.0 million increase. Software license fees include revenues from systems and tools, applications and custom software products. Software license revenue growth in 1997 was primarily due to $3.1 million in software revenues under the new agreements with IHS.

Service revenues decreased 15% to $17.8 million in 1997 from $21.0 million in 1996, a $3.2 million decrease. Service revenues are primarily derived from project management, custom software development, production services, software maintenance and Ledge multimedia development. This decrease in service revenue reflects the Company's continuing shift away from the provision of services, and towards increased sales of software products. This shift was furthered by the agreement with IHS, under which a portion of the data services business was sold.

The Company expects that, as a result of the IHS transaction, its services revenues will be lower going forward. Accordingly, overall revenues may be reduced significantly in the near term.

Cost of Revenues

The total cost of revenues in 1997 was $13.5 million or 26% lower than costs of $18.3 million in 1996. As a percent of total revenues, total cost of revenues was 36% of revenues in 1997, as compared to 49% of revenues in 1996. This decrease is largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write-down of less productive software assets to their net realizable value. A continuing shift away from the higher cost services business also contributed to the decrease.

Excluding the effect of the $1.9 million one-time charge referred to above, cost of software licenses represented 13% of software license revenue in 1997, down from 21% in 1996. Cost of software licenses consists of the amortization of capitalized software, license fees to third party suppliers, the cost of software product packaging, media, documentation, and certain employee costs related to software support. The primary reason for this decrease in costs was the increase in software license fees as fixed expenses decreased. The decrease in fixed costs is in large part related to the completion of a contractual royalty commitment with a third party in the second quarter of 1996.

Cost of services represented 62% of service revenue in both 1997 and 1996. Cost of services consists primarily of personnel expenses, certain overhead costs and the cost of third party services.

Gross Profit

Total gross profit was $23.8 million, up from $19.2 million in 1996, representing 64% of total revenues in 1997 and 51% in 1996. In addition to the one-time charge mentioned previously, the increase in total gross profit from year to year was due to lower costs within each revenue category and a shift in product mix to higher margin software products from relatively lower margin services.

Management anticipates that gross profit as a percentage of revenues will continue to improve because the IHS transaction has greatly reduced the portion of lower margin services in the Company's product mix. However, there are a number of important factors that could adversely affect the Company's future gross profit, resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses

Sales and marketing expenses decreased 6% to $16.6 million in 1997 from $17.7 million in 1996. The decrease in sales and marketing expenses was primarily caused by the IHS transaction, which divested the Company of certain business activities in the U.S. and U.K., as well as five foreign subsidiaries that had been principally involved in distributing Dataware products. Sales and marketing expenses as a percentage of total revenues decreased from 47% in 1996 to 44% in 1997. It is anticipated that sales and marketing expenses will continue to decrease in the near term, as the Company receives the benefit of the divested subsidiaries for the full year.

Product Development Expenses

Product development expenses excluding capitalized software expenditures decreased 17% to $6.7 million in 1997 from $8.1 million in 1996. Product development expense as a percentage of total revenue decreased to 18% in 1997 from 22% in 1996. The decrease in product development expenses in real dollars, as well as in relation to total revenues, is due in part to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997, as described in "Liquidity and Capital Resources" below. These expenses amounted to $2.2 million in 1996 as compared to $0.7 million in 1997. Product development expenses other than those related to Northern Light Technology Corporation remained relatively flat at $5.9 million in 1996 and $6.0 million in 1997.

In 1997 the Company capitalized approximately $1.8 million of internally developed computer software costs as compared with $2.0 million in 1996.

The Company's expenditures in research and development, including capitalized software costs, were $8.5 million and $10.1 million for the years ended December 31, 1997 and 1996, representing 23% and 27% of revenues, respectively.

General and Administrative Expenses

General and administrative expenses decreased 11% to $5.9 million in 1997 from $6.6 million in 1996. This decrease in 1997 was primarily caused by the IHS transaction, which offset certain increased costs in the second half of 1997, such as the cost of closing a foreign sales office and a provision for bad debts related to foreign accounts receivable. General and administrative expenses as a percentage of total revenues decreased from 18% in 1996 to 16% in 1997, due to decreased costs while revenues remained flat.

Write Down of Goodwill and Other Non-Recurring Charges

The Company periodically reviews and evaluates the recoverability of goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future cash flows of the acquired entity. There was no goodwill recorded as of December 31, 1997. During 1996, the Company recorded a one-time charge, which was included in cost of revenues in the consolidated statement of operations, in the amount of $1.9 million for the write down of less productive software assets to their net realizable value, prepaid royalties and inventory. In addition, in 1996 the Company recorded write downs of goodwill, facilities consolidations, and smaller amounts for severance and miscellaneous items amounting to $1.9 million, which was included in operating expenses in the consolidated statement of operations. There were no such non-recurring charges recorded in 1997.

Charge for Purchased In-Process Research and Development

In conjunction with the acquisitions of Status/IQ Ltd. in March 1996 and Ntergaid, Inc. in July 1996, the Company acquired certain technologies under development that the Company hoped would prove valuable to the future growth of the Company. Purchased research and development that had not reached technological feasibility and had no alternative future use was valued using a risk adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of, and potential changes in, future target markets and to the completion of the products that will ultimately be marketed by the Company. Such technology, valued at approximately $1.2 million for Status/IQ and $668,000 for Ntergaid, was charged to operations during the first and third quarters of 1996, respectively, as purchased in-process research and development. There were no charges for purchased research and development in 1997.

Settlement of Litigation

Pursuant to the settlement with the plaintiffs of a securities class-action lawsuit pending since November 1994 against the Company and certain of its current and former directors and officers, the Company agreed in 1996 to distribute $1.8 million in cash and 250,000 shares of its common stock in exchange for a full release of all claims against the Company and its current and former directors and officers. The Company's insurance carrier contributed $1.0 million in cash towards the settlement and associated legal fees. The Company reported an expense of $2.8 million in the consolidated statements of operations for the year ended December 31, 1996 related to the settlement and issued 75,000 of the shares in 1996. The remaining 175,000 shares were issued in December 1997.

Other Income (Expense), Net

During 1997 the Company reported approximately $160,000 of net interest expense as compared with approximately $386,000 in net interest income in 1996. The change resulted from decreases in the average balances of cash and investments during 1997 as compared to 1996 as well as interest expense related to the Company's lines of credit during 1997. Other expense, net, amounting to $149,000 in 1997 and other income, net, of $144,000 in 1996 consist primarily of foreign exchange gains and losses caused by the effect of changes in exchange rates on intercompany balances with the Company's foreign subsidiaries.

Provision for Income Taxes

The Company recorded a provision for income taxes of $80,000, related to profitable foreign operations, for the year ended December 31, 1997, and no provision for the year ended December 31, 1996, because of the losses incurred and net operating loss carryforwards from prior periods. At December 31, 1997, the Company had a net operating loss carryforward of $16.7 million. Use of the Company's net operating loss carryforwards is limited due to changes in ownership of the Company's stock.

As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $5,221,000 to offset the entire net deferred tax assets as a result of the uncertainties surrounding the realization of the assets due to large cumulative pretax losses during the prior three years. Accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis and determined that no net adjustment was necessary in 1997.

1996 AS COMPARED TO 1995

Revenues

The Company's total revenues decreased 9% from $41.1 million in 1995 to $37.5 million in 1996. This decline was due primarily to customer delays during the early part of 1996, lower spending than anticipated by US Government agencies due in part to the partial shut-down of Government functions, and increased competition.

Software license fees decreased 17% to $16.5 million in 1996 from $20.0 million in 1995, a $3.5 million decrease. This decrease reflected customer delays during the first two quarters of 1996, as our customers reviewed the impact of the Internet on their businesses, as well as increased competition in the industry.

Service revenues decreased slightly to $21.0 million in 1996 from $21.1 million in 1995, a $171,000 decrease. This minor change in service revenue reflected the fact that the Company had moved away from the systems integration business while increasing revenues from service projects.

Cost of Revenues

The total cost of revenues in 1996 was $18.3 million or 22% higher than the $15.0 million in 1995. As a percent of total revenues, total cost of revenues was 49% of revenues in 1996, as compared to 37% of revenues in 1995. This increase was largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write-down of less productive software assets to their net realizable value. A continuing shift in product mix from software license fees to higher cost services business due in part to acquisitions, as well as increased fixed costs, also contributed to the increase.

Excluding the $1.9 million one-time charge referred to above, cost of software licenses represented 21% of software license revenue in 1996, up from 16% in 1995. The primary reason for this relative increase in costs was the decline in software license fees as certain fixed expenses increased, principally the amortization of capitalized software.

Cost of services represented 62% of service revenue in 1996 and 56% in 1995. The increase primarily reflected higher direct and indirect expenses for services projects.

Gross Profit

Total gross profit was $19.2 million, down from $26.1 million in 1995, representing 51% of revenues in 1996 and 63% in 1995. In addition to the one-time charge mentioned previously, the decrease in total gross profit from period to period was due to lower total revenue volume, higher costs within each revenue category, and a shift in product mix from higher margin software products to relatively lower margin services.

Sales and Marketing Expenses

Sales and marketing expenses increased 29% to $17.7 million in 1996 from $13.8 million in 1995. The increase in sales and marketing expenses reflected the Company's continuing investment in the development of new distribution channels, strengthening the Company's marketing capabilities, and the incremental expense associated with recent acquisitions. Sales and marketing expenses as a percentage of total revenues increased from 33% in 1995 to 47% in 1996. This increase reflected the investments described above, compounded by the decline in total revenues from 1995 to 1996.

Product Development Expenses

Product development expenses excluding capitalized software expenditures increased 62% to $8.1 million in 1996 from $5.0 million in 1995. Product development expense as a percentage of total revenue increased to 22% in 1996 from 12% in 1995.

In 1996 the Company capitalized approximately $2.0 million of internally developed computer software costs as compared with $1.4 million in 1995. This increase also reflected the Company's continuing investment as described above.

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

Other Income (Expense), Net

During 1996 the Company earned approximately $386,000 in net interest income as compared with $586,000 in 1995. The change resulted primarily from the decrease in the average balances of cash and investments during 1996 as compared to 1995. Other income, net, which amounted to $144,000 in 1996 and $86,000 in 1995, consists primarily of foreign exchange gains caused by the effect of changes in exchange rates on intercompany balances with the Company's foreign subsidiaries.

Provision for Income Taxes

The Company did not record a provision for income taxes for the year ended December 31, 1996 as compared with a $733,000 provision recorded for the year ended December 31, 1995. A tax provision was not recorded during 1996 because of the losses incurred during that year and the net operating loss carryforward from prior periods. At December 31, 1996, the Company had a net operating loss carryforward of $12.4 million.

LIQUIDITY AND CAPITAL RESOURCES:

Aggregating the proceeds of the sale of its data services business, initial payments under its new distribution and licensing agreements with IHS, and the private placement of its common stock described below, the Company received $14.3 million in cash on September 30, 1997. The Company used $2.2 million in the third quarter of 1997 to repay indebtedness under its bank line of credit. At December 31, 1997 the Company had cash and cash equivalents aggregating $13.2 million.

During 1997, the Company's operating activities used cash of approximately $1.6 million, primarily to fund operating losses. The Company's days sales outstanding, based on revenues for each calendar quarter, ranged from 86 days to 65 days in 1997. This fluctuation has impacted, and may continue to impact, the Company's liquidity. Days sales outstanding were 65 days during the fourth quarter of 1997. This decrease compared with earlier quarters in 1997 was primarily due to an increased focus on collections in the second half of 1997, the collection of payments under the distribution and licensing agreements with IHS, and the sale of foreign accounts receivable associated with the IHS transaction.

During 1997, the Company's investing activities provided cash of $5.3 million. Proceeds from the IHS transaction were partially offset by investment in property, plant and equipment of $1.4 million and $1.8 million in capitalized software costs.

The Company's financing activities during 1997 provided cash of approximately $7.3 million. The cash consisted primarily of proceeds from the issuance of common and preferred stock.

Several events took place during the year ended December 31, 1997, which had an important impact on the Company's liquidity. On April 7, 1997, the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an equity interest in the buyer representing approximately 34% of the buyer in the form of preferred units and a secured note. The Company's equity interest has since been reduced as a result of the buyer's obtaining additional equity financing. The Company has a 15% or less voting interest in the buyer and is accounting for its $512,000 investment in the buyer using the cost method. Northern Light Technology Corporation accounted for $2.4 million and $1.0 million of the Company's operating expenses in the twelve months ended December 31, 1996 and 1997, respectively.

On April 14, 1997, the Company closed $3 million of new financing through the private placement of 3,000 shares of Series B Convertible Preferred Stock. All shares of such preferred stock were converted into 1.2 million shares of common stock during 1997 on the terms described in the Company's Form 8-K filed April 17, 1997.

On June 23, 1997, the Company entered into a secured, one-year line of credit agreement in the amount of $2 million with a major U.S. bank. Interest was payable at 1% over the prime rate of interest, or 9 1/2 % during the period ended September 30, 1997. On September 10, 1997, the agreement was amended to include an overadvance facility in the amount of $750,000. Interest during the overadvance period was payable at 3% over the prime rate of interest, or 11 1/2% during the third quarter of 1997. On September 30, 1997, the Company paid down all amounts borrowed against this line of credit and terminated the line.

On September 30, 1997, the Company sold an aggregate of 1.1 million shares of its common stock to two private investment funds in a private placement for gross proceeds of $3.8 million.

The Company continues to implement and refine its revitalization programs which are intended to minimize future losses from continuing operations. These programs include cost reductions, higher employee productivity, repositioning of product lines and intensified asset management. The Company believes that its cash and cash equivalents, together with anticipated cash from operations, will be sufficient to meet its liquidity needs for the foreseeable future. However, working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments and possible future acquisitions of businesses and/or product rights. There can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events.

SUBSEQUENT EVENTS:

In January 1998 the Company acquired for cash 100% of the shares of Green Book International Corporation, developers of a leading software package for electronic publishing of financial prospectuses. The Green Book technology will be managed by Dataware's Ledge Multimedia division.

In consideration for the sale of a portion of its data services business to IHS, the Company received $6.8 million in cash and 100% of the stock of IHS's subsidiary, Creative Multimedia Corporation. The preliminary results announced by the Company for 1997 included an estimated $2.2 million gain on this transaction, subject to revision when the final settlement required by the Company's agreement with IHS was complete. The parties are currently working out this settlement, taking into account, among other things, the closing date balance sheets and subsequent receivables collections. Due to the uncertainty of the results of the pending discussions, the Company is unable at this time to make a reasonable estimate of the final gain from the IHS transaction. Accordingly, the Company has reversed the $2.2 million gain recorded in the third quarter of 1997. The ultimate accounting for the transaction will be reflected in the Company's results when it occurs, currently expected to be in the second quarter of 1998.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure the Company does not expect it to have a material impact on its financial position or results of operations.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." Management does not believe that this pronouncement will have a material impact on its business or results of operations. The Company will adopt SOP 97-2 effective January 1, 1998.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS:

SALE OF PORTION OF SERVICES BUSINESS TO IHS

The transactions with IHS described above will necessarily result in significant changes in the Company's manner and results of operations, some of which have been described above, but not all of which can be anticipated at this time. Factors that cannot be predicted and may significantly affect results include, but are not limited to, the extent to which IHS will be able to perform the same types of services as the Company has been providing and the quality of such services, the ability of IHS to distribute the Company's software effectively, increased competition that may result from the access that IHS now has to the Company's customers and former employees, and the extent of changes that the Company must make internally to adjust to its new configurations. Any of these factors could cause actual results to differ materially from those anticipated in any forward-looking statements in this Form 10-K or in any other written or oral statements made by the Company or its officers.

YEAR 2000

The Company recognizes the potential problems that may arise if its products and operations are adversely impacted by problems related to "Year 2000" systems and software failures which can arise when dates go beyond the year 1999. The Company believes that all of its products are currently Year 2000 compliant and, therefore, the Company does not expect to undertake additional research and development efforts in this regard. The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use operating systems Year 2000 compliant. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. Any such costs will be expensed as incurred. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. In addition, the Company is surveying all major suppliers to determine the status and schedule for their Year 2000 compliance. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternate source during fiscal 1998. The additional information concerning Year 2000 issues contained in Exhibit 99.1 hereto is incorporated herein by reference.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Dataware Technologies, Inc.:

     We have audited the consolidated financial statements and the financial statement schedule of Dataware Technologies, Inc. listed in Item 14(a) of this form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dataware Technologies, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
February 12, 1998, except as to the
information presented in the second
paragraph of Note O, for which the
date is March 30, 1998

                       DATAWARE TECHNOLOGIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share data)

                                                                                  December 31,
                                                                              1997            1996
                                                                            --------        --------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   13,231      $    2,368
    Accounts receivable, less allowance for doubtful
     accounts of $750 and $934 at December 31, 1997
     and 1996, respectively                                                    6,678           9,271
    Receivable related to sale of services business                              490             ---
    Prepaid expenses and other current assets                                  1,461           1,968
                                                                          ----------      ----------

    Total current assets                                                      21,860          13,607

    Property and equipment, net                                                4,198           7,298
    Computer software costs, net                                               2,483           2,239
    Investment in Northern Light LLC                                             512             ---
    Goodwill                                                                     ---           2,232
                                                                          ----------      ----------
    Total assets                                                          $   29,053      $   25,376
                                                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                 $      ---      $       45
    Accounts payable                                                           2,677           3,232
    Payable related to sale of services business                               2,466             ---
    Accrued acquisition--related costs                                           972             ---
    Accrued expenses                                                           1,306           1,377
    Accrued litigation and non-recurring charges                                 ---             982
    Accrued compensation                                                       1,786           2,046
    Income taxes payable                                                         830           1,140
    Deferred revenue                                                           2,550           2,136
                                                                          ----------      ----------
    Total current liabilities                                                 12,587          10,958

Commitments and Contingencies (Notes B and J)                                    ---             ---

Stockholders' equity:
    Common stock, $.01 par value: 14,000,000 shares authorized;
    9,267,217 and 6,640,597 shares issued and outstanding
    at December 31, 1997 and 1996, respectively                                   93              66
    Additional paid-in capital                                                46,800          38,473
    Accumulated deficit                                                      (30,221)        (23,756)
    Cumulative translation adjustment                                           (206)           (365)
                                                                          ----------      ----------
    Total stockholders' equity                                                16,466          14,418
                                                                          ----------      ----------
    Total liabilities and stockholders' equity                            $   29,053      $   25,376
                                                                          ==========      ==========


     The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                    Year ended December 31,
                                                                1997        1996         1995
                                                               ------      ------       ------
Revenues:
  Software license fees                                      $  19,534    $  16,502    $ 19,996
  Services                                                      17,785       20,957      21,128
                                                             ---------    ---------    --------
     Total revenues                                             37,319       37,459      41,124

Cost of revenues:
  Software license fees                                          2,544        3,437       3,125
  Write down of capitalized software
   and intangible assets                                           ---        1,926         ---
  Services                                                      10,966       12,938      11,923
                                                             ---------    ---------    --------
     Total cost of revenues                                     13,510       18,301      15,048
                                                             ---------    ---------    --------
Gross profit                                                    23,809       19,158      26,076

Operating expenses:
  Sales and marketing                                           16,603       17,679      13,754
  Product development                                            6,721        8,144       5,040
  General and administrative                                     5,884        6,603       5,337
  Write down of goodwill and
   other non-recurring charges                                     ---        1,889         ---
  Merger costs                                                     ---          ---         171
  Charge for purchased in-process
   research and development                                       ---        1,861         ---
                                                             ---------    ---------    --------
     Total operating expenses                                   29,208       36,176      24,302
                                                             ---------    ---------    --------
Income (loss) from operations                                   (5,399)     (17,018)      1,774

Interest income                                                    116          405         611
Interest expense                                                  (276)         (19)        (25)
Settlement of litigation                                           ---       (2,823)        ---
Other income (expense), net                                       (149)         144          86
                                                             ---------    ---------    --------
Income (loss) before provision for income taxes                 (5,708)     (19,311)      2,446
                                                             ---------    ---------    --------
Provision for income taxes                                          80          ---         733
                                                             ---------    ---------    --------
Net income (loss)                                               (5,788)     (19,311)      1,713
Accretion of preferred stock                                       677          ---         ---
                                                             ---------    ---------    --------
Net income (loss) to common stockholders                     $  (6,465)   $ (19,311)   $  1,713
                                                             =========    =========    ========
Net income (loss) per common share - basic                   $   (0.85)   $   (3.01)   $   0.28
                                                             =========    =========    ========
Net income (loss) per common share - diluted                 $   (0.85)   $   (3.01)   $   0.26
                                                             =========    =========    ========
Weighted average number of common shares
 outstanding - basic                                             7,632        6,425       6,121
                                                             =========    =========    ========
Weighted average number of common shares
 outstanding - diluted                                           7,632        6,425       6,511
                                                             =========    =========    ========

        The accompanying notes are an integral part of the consolidated financial statements

DATAWARE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 1997, 1996 and 1995

                                                                                                                 NET
                                                                                                              UNREALIZED     TOTAL
                                                           COMMON STOCK    ADDITIONAL             CUMULATIVE  GAIN (LOSS)    STOCK-
                                                          ---------------   PAID-IN   ACCUMULATED TRANSLATION    ON         HOLDERS'
                                                          SHARES   AMOUNT   CAPITAL      DEFICIT  ADJUSTMENT  INVESTMENTS   EQUITY
                                                          ------   ------   -------     --------  ----------  -----------  --------
Balance at December 31, 1994                               5,927     $ 59    $35,332    $(6,158)    $ (372)     $(123)      $28,738
                                                          ------     ----    -------    -------     ------      -----       -------
Stock options exercised and shares issued
  in conjunction with employee stock purchase plan           312        3      1,450                                          1,453
Translation adjustment                                                                                 163                      163
Unrealized gain on marketable securities                                                                          149           149
Net income                                                                                1,713                               1,713
                                                          ------     ----    -------    -------     ------      -----       -------
Balance at December 31, 1995                               6,239       62     36,782     (4,445)      (209)       26         32,216
                                                          ------     ----    -------    -------     ------      -----       -------
Stock options exercised and shares issued
     in conjunction with employee stock purchase plan        202        2        451                                            453
Stock options issued in conjunction with acquisitions                            107                                            107
Stock options issued to consultants                                              200                                            200
Shares issued in settlement of litigation                     75        1        280                                            281
Shares issued in connection with acquisitions                125        1        653                                            654
Translation adjustment                                                                                (156)                    (156)
Unrealized loss on marketable securities                                                                         (26)           (26)
Net loss                                                                                 (19,311)                           (19,311)

                                                          ------     ----    -------    -------     ------      -----       -------
Balance at December 31, 1996                               6,641       66     38,473     (23,756)     (365)       --         14,418
                                                          ------     ----    -------    -------     ------      -----       -------
Stock options exercised and shares issued
     in conjunction with employee stock purchase plan        148        2        292                                            294
Translation adjustment                                                                                (254)                    (254)
Change in translation adjustment due to disposal                                                       413                      413
    of foreign subsidiaries
Shares issued in settlement of litigation                    175        2        654                                            656
Stock options issued in conjunction with
   sale of portion of services business                                           68                                             68
Stock options and warrants issued to consultants and bank                        157                                            157
Shares issued in connection with private placements        1,085       11      3,825                                          3,836
Conversion of preferred stock to common stock              1,218       12      3,331                                          3,343
Accretion of preferred stock                                                                (677)                              (677)
Net loss                                                                                  (5,788)                            (5,788)

                                                          ------     ----    -------    -------     ------      -----       -------
Balance at December 31, 1997                               9,267     $ 93    $46,800    $(30,221)    $(206)    $  --        $16,466
                                                          ======     ====    =======    ========    ======      =====       =======

              The accompanying notes are an integral part of the
                       consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           Year Ended December 31,
                                                                                      1997         1996         1995
                                                                                     ------       ------       ------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                  $  (5,788)   $ (19,311)   $   1,713
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                                3,780        3,415        3,077
          Amortization of goodwill                                                       263          373          443
          Provision for doubtful accounts                                                778          810          467
          Loss (gain) on foreign currency transactions                                   230         (122)         (61)
          Deferred taxes                                                                 ---          620         (620)
          Non-cash portion of write down of intangibles and
               litigation settlement                                                     ---        3,461          ---
          Charge for purchased in-process research and development                       ---        1,861          ---
          Stock options and warrants issued to consultants and bank                      157          200          ---
          Changes in operating assets and liabilities, net
               of effects from acquisitions and dispositions of businesses:
                    Accounts receivable                                               (2,174)          50         (622)
                    Prepaid expenses and other current assets                           (533)         324           81
                    Accounts payable                                                  (1,007)       1,099         (114)
                    Accrued expenses and compensation                                  2,292          (13)         398
                    Accrued litigation and non-recurring charges                        (326)         982          ---
                    Income taxes payable                                                (284)        (787)       1,238
                    Deferred revenue                                                   1,054          (97)          55
                                                                                   ---------    ---------    ---------

                         Net cash provided by (used in) operating activities          (1,558)      (7,135)       6,055
                                                                                   ---------    ---------    ---------
Cash flows provided by (used in) investing activities:
     Purchase of marketable securities                                                   ---       (4,080)     (10,516)
     Proceeds from sales and maturities of marketable securities                         ---       12,963       10,738
     Additions to property and equipment                                              (1,411)      (3,758)      (2,697)
     Proceeds from sale of portion of services business,
          net of cash acquired (disposed)                                              8,546          ---          ---
     Acquisition of businesses, net of cash acquired                                     ---       (1,520)         ---
     Additions to capitalized software costs                                          (1,788)      (1,956)      (1,562)
                                                                                   ---------    ---------    ---------
                         Net cash provided by (used in) investing activities           5,347        1,649       (4,037)
                                                                                   ---------    ---------    ---------
Cash flows provided by financing activities:
     Proceeds from issuance of common stock and exercise
          of stock options                                                             4,130          453        1,453
     Principal payments on notes, software license payable
          and capital leases                                                             ---         (340)        (394)
     Proceeds from issuance of preferred stock                                         3,000          ---          ---
     Dividends and issuance costs related to preferred stock                            (267)         ---          ---
     Increase in short-term borrowings, net                                              403           42           50
                                                                                   ---------    ---------    ---------
                         Net cash provided by financing activities                     7,266          155        1,109
                                                                                   ---------    ---------    ---------
Effect of exchange rate changes on cash                                                 (192)         (35)         (35)
                                                                                   ---------    ---------    ---------
Net change in cash and cash equivalents                                               10,863       (5,366)       3,092
Cash and cash equivalents at beginning of year                                         2,368        7,734        4,642
                                                                                   ---------    ---------    ---------
Cash and cash equivalents at end of year                                           $  13,231    $   2,368    $   7,734
                                                                                   =========    =========    =========
Supplemental disclosure of cash flow information:
    Interest paid                                                                  $     276    $      19    $      25
    Taxes paid                                                                     $     ---    $     ---    $      90
Supplemental disclosure of non-cash investing and financing transactions:
    Conversion of preferred stock into common stock                                $   3,343    $     ---    $     ---
    Accretion of preferred stock                                                   $     677    $     ---    $     ---
    Warrants issued in connection with issuance of preferred stock                 $      83    $     ---    $     ---
    Investment in Northern Light LLC in exchange for assets                        $     512    $     ---    $     ---
    Stock issued in connection with acquisitions and settlement of litigation      $     656    $   1,042    $     ---
    Note payable assumed in connection with acquisition                            $     ---    $     101    $     ---

The accompanying notes are an integral part of the consolidated financial statements

DATAWARE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Dataware Technologies, Inc. (the "Company") was incorporated on March 15, 1988. Significant operations of the Company did not commence until October 1, 1988, upon the purchase of the worldwide rights to certain software developed by Dataware 2000 GmbH and the acquisition of its United States distributor. The Company provides software for enterprise information access ("knowledge management") and professional electronic publishing applications, as well as multimedia services for CD-ROM and Web-based publishing.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from the date of their acquisition. All material intercompany transactions and accounts have been eliminated. The financial statements have been restated for the December 30, 1995 merger with Ledge Multimedia, Inc. ("Ledge"). The merger has been accounted for as a pooling of interests and the historical consolidated financial statements of the Company for all periods prior to the merger presented herein have been restated to include the results of operations and cash flows of Ledge.

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

Foreign Currency

The accounts of foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net.

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

At December 31, 1996, all marketable securities are classified as available for sale and are stated at fair value, with unrealized gains (losses) reported as a separate component of stockholders' equity. There were no marketable securities held at December 31, 1997.

The amortized cost of marketable debt securities is adjusted for the amortization of premiums and accretion of discounts over the life of the security. Such amortization and interest as well as realized gains and losses are included in interest income.

Property and Equipment

Property and equipment is stated at cost, and is depreciated on a straight-line basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the assets or the lease term.

Major additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred. When assets are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in net income (loss).

Goodwill

The Company periodically reviews and evaluates the recoverability of goodwill when events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company's assessment of impairment considers the expected future cash flows of the acquired entity. Goodwill is generally amortized over a ten year period.

Product Development and Capitalized Software Costs

Expenditures for research and development incurred prior to the establishment of technological feasibility are charged to operations as incurred. The Company capitalizes certain computer software development costs after technological feasibility has been established. Upon shipment, these costs are amortized over the shorter of the estimated future revenue streams or the estimated economic lives of the software products, generally two years, and are included in cost of revenues for software license fees. It is reasonably possible that those estimates of future revenue streams, the remaining economic estimated life of the product, or both, will be reduced significantly in the near term due to competitive pressures.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk at December 31, 1997, consist of temporary cash investments and trade receivables.

The Company invests its cash in deposits and money market instruments with several financial institutions. These investments typically mature within 90 days.

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

Computation of Net Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), which is effective for the Company in 1997. SFAS 128 is designed to improve the net income per share information provided in financial statements by simplifying the existing computational guidelines embodied in Accounting Principles Board Opinion No. 15, "Earnings Per Share", revising the disclosure requirements, and increasing the comparability of net income per share data on an international basis.

SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effect of options, warrants and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share, except that the new treasury stock method used in determining the dilutive effect of options uses the average market price for the period rather than the higher of the average market price or the ending market price. Net income per common share amounts for 1996 and 1995 have been restated to conform to the SFAS 128 requirements.

New Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Standard requires businesses to disclose comprehensive income and its components in general purpose financial statements, with reclassification of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997; its adoption is not expected to have a material impact on the Company's disclosures.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. Based on the management approach to segment reporting, SFAS No. 131 establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the countries in which the entity holds material assets and reports material revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supersedes SOP 91-1, "Software Revenue Recognition." Management does not believe that this pronouncement will have a material impact on its business or results of operations. The Company will adopt SOP 97-2 effective January 1, 1998.

B.  BUSINESS COMBINATIONS AND DISPOSALS


Sale and Exchange of Services Businesses

On September 30, 1997, the Company sold a portion of its data services business, consisting of the stock of five foreign subsidiaries in Australia, Canada, Germany, Italy and Sweden and certain other assets of the Company, to Information Handling Services Group, Inc. ("IHS") in exchange for cash and the stock of IHS's subsidiary, Creative Multimedia Corporation ("CMC"), subject to final adjustment (see Note O).

The acquisition of CMC has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations are included from the acquisition date. The results of the continuing operations of CMC for the years ended December 31, 1997, and December 31, 1996, are immaterial in the context of the results of the Company. As a result, proforma financial information has not been presented.

Purchase Method Acquisitions

On March 29, 1996 the Company completed the acquisition of all of the outstanding shares of Status/IQ Ltd. ("Status"), located in the United Kingdom, in exchange for approximately $1,394,000 (including acquisition expenses), consisting of cash, common stock of the Company, and warrants to purchase additional common stock of the Company. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities and results of operations were included in the financial statements from the acquisition date. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company. This analysis resulted in an allocation of $1,193,000 to purchased research and development expense. In addition, $175,000 of the purchase price was allocated to computer software costs and amortized over a one year period.

On May 15, 1996 the Company completed the acquisition of substantially all of the assets and assumed the liabilities of S Cube srl ("S Cube") of Milan for approximately $389,000 in cash (including acquisition expenses). The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities, and results of operations were included in the financial statements from the acquisition date. The purchase price was allocated to the assets and liabilities of S Cube based on their estimated respective fair values. The excess purchase price over the fair value of net assets acquired, totaling $155,000, was included in intangible assets and amortized using a five-year life. As a result of the sale of the stock of the Company's Italian subsidiary to IHS as noted above, the unamortized portion of the intangible asset was removed from the Company's books as of September 30, 1997.

On July 31, 1996 the Company acquired Ntergaid, Inc. ("Ntergaid") of Milford, Connecticut, through the merger of a wholly-owned subsidiary with Ntergaid for a cost of approximately $685,000 (including acquisition expenses), consisting of cash and common stock of the Company. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities, and results of operations have been included in the financial statements from the acquisition date. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that will ultimately be marketed by the Company. This analysis resulted in an allocation of $668,000 to purchased research and development expense in 1996.

Merger-Pooling of Interests

On December 30, 1995, the Company completed the acquisition of all of the outstanding shares of Ledge Multimedia, Inc. ("Ledge"), located in Cambridge, Massachusetts, in exchange for 110,000 shares of Dataware Technologies, Inc. common stock. The merger was accounted for as a pooling of interests and, accordingly, the Company's comparative financial statements for all years prior to the merger have been restated to include the financial position, results of operations and cash flows of Ledge.

Revenues and net income for the individual entities consist of the following:

                                   1995
                                 ---------
Revenues:
  Dataware Technologies, Inc.     $39,569
  Ledge Multimedia, Inc.            1,555
                                  -------
  Total                           $41,124
                                  =======

Net income:
  Dataware Technologies, Inc.     $ 1,840
  Ledge Multimedia, Inc.             (127)
                                  -------
  Total                           $ 1,713
                                  =======

C. WRITE DOWN OF ASSETS AND OTHER NON-RECURRING CHARGES

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
                                   ==========

D. MARKETABLE SECURITIES

The Company has no marketable securities at December 31, 1997.

The following is a summary of marketable securities at December 31, 1996 (in thousands):

                                        1996
                               ---------------------
                                         Value Based
                                          on Market
                              Amortized  Quotations
Security Type                   Cost     at Year End
-------------                 ---------  -----------
Cash equivalents:
Repurchase agreement            $ 419       $ 419
                                -----       -----
    Total cash equivalents      $ 419       $ 419
                                =====       =====

Proceeds from the sale of marketable securities during 1996 amounted to $7.1 million. Proceeds from maturities of marketable securities during 1997 and 1996 amounted to $0 and $5.9 million, respectively. During 1996, $18,000 in realized gains were offset by $13,000 in realized losses. No gains or losses were realized during 1997 and 1995.

E. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                               December 31
                                            -----------------
                                             1997      1996
                                            -------  --------
Computer and office equipment                $8,530   $11,361
Furniture and fixtures                          807     1,940
Leasehold improvements                          327       507
Computer equipment and computer software
 under capital lease arrangement                 50        50
                                             ------   -------
                                              9,714    13,858
Less: accumulated depreciation
  and amortization                            5,516     6,560
                                             ------   -------
                                             $4,198   $ 7,298
                                             ======   =======

Depreciation and amortization expense was $2,255,000, $2,106,000 and $1,622,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Cumulative amortization related to computer equipment and computer software under the capital lease arrangement amounted to $50,000 for the year ended December 31, 1997, and $46,000 for the year ended December 31, 1996.

During the year ended December 31, 1996, the Company recorded a $149,000 one-time charge for the write-off of the net book value of selected property and equipment as part of the write down of certain assets and other non-recurring charges (see Note C).

F.  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

During 1997, 1996 and 1995, the Company capitalized $1,788,000, $1,956,000 and
$1,562,000 , respectively, of internally developed software costs. These costs, net of accumulated amortization, amounted to $2.5 million at December 31, 1997, and $2.2 million at December 31, 1996. Amortization of internally developed capitalized software costs was $1,544,000, $814,000, and $969,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The cost of purchased computer software is capitalized and amortized on a straight-line basis over its estimated useful life, generally five years. During the year ended December 31, 1996 the Company capitalized approximately $175,000 of purchased software costs related to the acquisition of Status/IQ, Ltd. All purchased software costs were fully amortized as of December 31, 1996. Amortization expense related to purchased software was $495,000 and $311,000 for the years ended December 31, 1996 and 1995, respectively.

During the year ended December 31, 1996 the Company recorded a one-time charge for the write-down of $1,585,000 in less productive capitalized software assets to their net realizable value as part of the write down of certain assets and other non-recurring charges (see Note C).

G. GOODWILL

Goodwill consists of the following (in thousands):

                                    December 31,
                                  ----------------
                                   1997     1996
                                  -------  -------
Goodwill                             ----   $3,392
Less: accumulated amortization       ----    1,160
                                   ------   ------
                                     ----   $2,232
                                   ======   ======

The goodwill balance as of December 31,1996, was related to subsidiaries that were sold to IHS in 1997 (see Note B); these balances were removed from the Company's books in accounting for this transaction.

H. DEBT

Lines of Credit


On June 23, 1997, the Company entered into a secured, one-year line of credit agreement in the amount of $2,000,000 with a major U.S. bank. Interest was payable at 1% over the prime rate of interest, or 9 1/2% during the period ended September 30, 1997. On September 10, 1997, the agreement was amended to include an overadvance facility in the amount of $750,000. Interest during the overadvance period was payable at 3% over the prime rate of interest, or 11 1/2% during the third quarter of 1997. As of September 30, 1997, the Company had paid down all amounts borrowed against this line of credit and had terminated the line. In connection with the line of credit, on June 23, 1997, the Company issued a seven-year warrant to purchase shares of the Company's common stock at $3.42 per share. Based on the amount of the Company's borrowings under the line of credit, this warrant is now exercisable for 46,783 shares. An additional seven-year warrant, for the purchase of 24,767 shares of common stock at $3.23 per share, was issued to the bank on September 10, 1997, in connection with the overadvance facility.

Factoring Agreement

In December, 1996, the Company entered into a factoring agreement with full recourse, to a maximum of $1,250,000 of its account receivable balances. The factoring charge amounted to 0.5% of the face amount of the factored receivable balances. Interest was charged at 1.5% per month on the average daily account balance outstanding. The Company was permitted to receive up to 80% of the receivable balances factored. The Company was obligated to pay to the buyer the full face amount, or any unpaid portion of any factored receivable balance which remained unpaid ninety calendar days after the invoice date. As of December 31, 1996, factored receivable balances amounted to $940,000 for which the Company received $752,000 or 80% of the face value of the account receivable balances. There were no factored receivable balances as of December 31, 1997.

I. STOCKHOLDERS' EQUITY

Common Stock

On September 30, 1997, the Company issued 1,085,000 shares of common stock to two investors in a private placement for gross proceeds of $3,770,375. A financial investor purchased 865,000 of these shares and the remaining 220,000 shares were issued to an affiliate of IHS in connection with the sale and exchange of services businesses transaction described in Note B above.

As of December 31, 1997, the Company had outstanding five- and seven-year warrants to purchase approximately 200,000 shares of common stock at purchase prices ranging between $3.23 and $6.00 per share.

Preferred Stock

The Company has authorized a total of 8,000,000 shares of Preferred Stock with a par value of $.01 per share, of which 300,000 shares are designated Series A Junior Participating Preferred Stock, 3,000 shares are Series B Convertible Preferred Stock, and the balance of which are not currently designated in any series. Prior to the initial public offering in July 1993, the Preferred Stock was designated into several series with differing terms, including 7,038,805 shares of Redeemable Convertible Preferred Stock, 369,767 shares of preferred stock and 591,428 shares of Series D Preferred Stock. There were no shares of preferred stock issued and outstanding at December 31, 1997 and 1996.


On April 14, 1997, the Company closed $3 million of new financing through the private placement of 3,000 shares of Series B Convertible Preferred Stock. As of September 30, 1997, all such shares of preferred stock had been converted into common stock.

The Board of Directors may, without further action of the stockholders of the Company, issue preferred stock in one or more series and fix the rights and preferences thereof, including the dividend rights, dividend rate, conversion rights, voting rights, terms of redemption (including sinking fund provisions), redemption prices and liquidation preferences.

Shareholder Rights Plan

On June 28, 1996, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one share purchase right (a "Right") for each outstanding share of common stock of the Company to stockholders of record at the close of business on July 8, 1996. Each share of common stock newly issued after that date also carries with it one Right. Each Right entitles the record holder to purchase from the Company one one-hundredth of a share (a "Unit") of the Company's Series A Junior Participating Preferred Stock at a price of $30 per Unit subject to adjustment. The Rights are not exercisable apart from the common stock until 10 days after a person or group has acquired beneficial ownership (as defined in the Rights Plan) of a number of shares equal to 15% or more, or makes a tender offer of 15% or more of the Company's outstanding Common Stock. In the event that, after the distribution date, any person or group becomes the beneficial owner of 15% or more of the outstanding common stock (an "acquiring person"), then each holder of a Right other than the acquiring person will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the purchase price of the Right. In addition, if after the acquisition of beneficial ownership of 15% or more of the Company's outstanding common stock, the Company is acquired in certain specified mergers or other business combination transactions or if 50% or more of the assets or earning power of the Company and its subsidiaries are sold, each holder of a Right (except Rights held by an acquiring person which previously have been voided) shall thereafter have the right to receive, upon exercise, shares of the common stock of the acquiring company having a value equal to two times the Purchase Price of the Right. The Rights expire on July 8, 2006 and are redeemable prior to the time an acquiring person or group acquires beneficial ownership of 15% or more of the Company's common stock at one cent per Right.

Equity Incentive Plan

The Company adopted the 1988 Stock Option Plan during 1988. On May 19, 1993, the stockholders of the Company approved the 1993 Equity Incentive Plan ("the Plan") as successor to the 1988 Stock Option Plan. The Plan provides for options and other awards to purchase up to an aggregate of 3,000,000 shares of common stock. The Plan provides for the grant of nonqualified and incentive stock options to employees. Incentive stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value of the stock on the date of the grant. Nonqualified stock options are granted at prices determined by the Board of Directors. All stock options granted to date have been granted at not less than the fair market value of the common stock at the date of grant. The term of the outstanding options is ten years. The options granted to date vest at various rates over periods up to five years.

Director Stock Option Plan

On May 19, 1993, the stockholders of the Company approved the 1993 Director Stock Option Plan ("the Plan"). On May 23, 1996, stockholders of the Company approved an amendment of the Plan, increasing the number of shares issuable under the Plan to 130,000 shares of common stock from 60,000 shares. The Plan provides for the grant of nonqualified stock options to directors. These option grants were granted at fair market value on the date of the grant. The term of the outstanding options is ten years. All options granted under the Plan become exercisable ratably over a twelve month period.

Ledge Stock Options

In January 1996 the Company granted nonqualified stock options providing for the issuance of up to 175,000 shares to former employees of Ledge who became employees of the Company upon the merger. These options were granted at fair market value on the date of the grant. The term of the outstanding options is ten years. All options granted under the Plan become exercisable at various rates, beginning in the initial year of grant.

Consultant Stock Option Plan

In December 1995 the Company established the Consultant Stock Option Plan ("the Plan"), providing for the issuance of up to 250,000 shares of common stock. The Plan provides for the issuance of nonqualified stock options to outside consultants of the Company. These option grants are granted at fair market value on the date of the grant. The term of the outstanding options is ten years. Options granted under the Plan typically become exercisable ratably during the term of the respective consultant's contract with the Company.

CMC Stock Options

In September and December 1997, the Company granted nonqualified stock options providing for the issuance of up to an aggregate of 32,300 shares of common stock to employees of Creative Multimedia Corporation ("CMC") in substitution for the options to purchase IHS stock that they had held before IHS sold CMC to Dataware. These options have a ten-year term and an exercise price of $4.625 per share, the fair market value on the date of grant, and vest ratably over four years.

Supplemental Disclosures for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income and earnings per share in the notes to the financial statements. The Company adopted SFAS No. 123 in 1996 and elected the disclosure-only alternative provisions. The Company has chosen to continue to account for stock-based compensation granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                 Net income (loss)      Earnings per      Earnings per
              to Common Stockholders    Share -Basic    Share - Diluted
              ----------------------   --------------  -----------------
As reported:
     1997           $ (6,465)               $(0.85)            $(0.85)
     1996            (19,311)                (3.01)             (3.01)
     1995              1,713                  0.28               0.26

Pro forma:
     1997           $ (8,153)               $(1.07)            $(1.07)
     1996            (21,692)                (3.38)             (3.38)
     1995              1,172                  0.19               0.18

The fair value of each option granted during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 6%, (2) expected option life of 5 years in 1997 and 4 years in 1996 and 1995,
(3) expected stock volatility of 65% in 1997 and 70% in 1996 and 1995, and (4) expected dividend yield of 0.0%. The amount of compensation expense, net of income taxes, included in the pro forma net income (loss) and earnings per share detailed in the table above, is approximately $1,562,000, $2,293,000 and $498,000 for 1997, 1996 and 1995, respectively.

The effects of applying SFAS No. 123 for the purposes of pro forma disclosures may not be indicative of the effects on reported net income (loss) and earnings per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995.

Information with respect to stock options granted under all stock option plans is as follows:

                                                                  Weighted
                                                                   Average
                                                  Weighted       Fair Value
                                                   Average       of Options
                                      Shares    Exercise Price     Granted
                                    ----------  --------------  -------------
Outstanding at December 31, 1994    1,631,609      $ 8.22
Granted                               418,470       12.12         $ 6.51
Exercised                            (284,373)       4.28
Cancelled                            (116,227)      11.86
                                   ----------

Outstanding at December 31, 1995    1,649,479        9.61
Granted                             1,778,329        6.51         $ 2.77
Exercised                            (112,862)       0.75
Cancelled                          (1,440,931)      11.39
                                   ----------

Outstanding at December 31, 1996    1,874,015        5.83
Granted                             1,486,994        3.26         $ 3.23
Exercised                             (46,017)       0.50
Cancelled                          (1,318,006)       6.58
                                   ----------

Outstanding at December 31, 1997    1,996,986        3.39
                                   ==========

The following table summarizes option information about stock options outstanding as of December 31, 1997:


                                               Weighted Average
      Range of                Number              Remaining          Weighted Average          Number           Weighted Average
   Exercise Prices         Outstanding         Contractual Life       Exercise Price         Exercisable         Exercise Price
---------------------   ----------------   ----------------------    ------------------     -------------       ----------------
$0.3000-$2.9380             381,809                 6.70                 $ 1.8108                238,678                $ 1.1349
$3.0000-$3.0000              64,000                 7.53                 $ 3.0000                 64,000                $ 3.0000
$3.1250-$3.1250             879,253                 7.36                 $ 3.1250                659,635                $ 3.1250
$3.1410-$3.2500             205,450                 9.03                 $ 3.1592                 99,862                $ 3.1565
$3.3750-$4.9840             271,085                 8.62                 $ 4.2561                109,420                $ 4.0950
$5.4380-$10.5000            191,889                 7.78                 $ 6.7277                 34,782                $ 7.6940
$11.0000-$15.2500             3,500                 6.27                 $12.7357                  3,300                $12.7765
                        -----------                                                           ----------
$0.3000-$15.2500          1,996,986                 7.62                 $ 3.3898              1,209,677                $ 2.9738
                        ===========             ========              ===========             ==========             ===========

In conjunction with the grant of incentive stock options to certain key employees during 1990, the Company entered into an agreement to repurchase from certain stockholders up to 86,391 shares of common stock at a per share price of $.33 if and when the stock options are exercised. At December 31, 1997, no shares had been repurchased.

There were 1,123,561 and 1,015,785 stock options exercisable at December 31, 1996 and 1995, respectively, with weighted average exercise prices of $5.31 and $8.49. There were 859,154, 1,028,142 and 1,365,540 options available for future grant as of December 31, 1997, 1996 and 1995, respectively.

Re-pricing "Underwater" Stock Options

On May 23, 1996, the Board of Directors of the Company approved a plan ("re-pricing plan") to re-price all employee stock options under the 1993 Equity Incentive Plan and the Ledge Stock Option Plan. In accordance with the re-pricing plan, all stock options held by current employees with exercise prices above the May 22, 1996 price of $6.969, and approved by the individual optionholder, were cancelled and replaced by options for a number of shares equal to 90% of those subject to the cancelled options, exercisable at $6.969 per share. Vesting provisions were not changed. This plan did not include outside directors or consultants of the Company. Executive officers of the Company were restricted from exercise of any re-priced options for six months from the re-pricing date. The re-pricing plan resulted in the cancellation of 1,033,363 stock options and issuance of 930,027 new options.

On September 18, 1997, the Board of Directors of the Company approved a plan ("re-pricing plan") to re-price all employee stock options under the 1993 Equity Incentive Plan and the Ledge Stock Option Plan. In accordance with the re-pricing plan, all stock options held by current employees with exercise prices above the September 17, 1997 price of $3.125, and approved by the individual optionholder, were cancelled and replaced by options for a number of shares equal to 90% of those subject to the cancelled options, exercisable at $3.125 per share. Vesting provisions were not changed. This plan did not include outside directors or consultants of the Company. The re-pricing plan resulted in the cancellation of 974,213 stock options and issuance of 875,917 new options.

In addition, on May 23, 1997, the Company's shareholders approved an amendment to the 1993 Director Stock Option Plan permitting the amendment of outstanding options and implementing a repricing of the outstanding Director Plan options that had been approved by the Board of Directors in December 1996. As a result, all outstanding nonqualified stock options were cancelled and replaced with the same number having an exercise price of $3.00 per share, the fair market value of the common stock on the date the directors took such action. Vesting provisions were not changed.

Employee Stock Purchase Plan

The Company established an employee stock purchase plan in 1993 entitling employees to purchase up to 250,000 shares of the Company's stock at 85% of fair market value. During 1997 and 1996, 113,083 and 86,145 shares were issued to employees. The weighted average fair values of shares issued under the 1993 plan during 1997, 1996 and 1995 were $.99, $4.26 and $7.98, respectively.

The fair value of the options granted under the employee stock purchase plan during 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 5.39%, 5.14% and 6.13%, respectively, (2) expected life of 6.3, 5.5 and 9.5 months, respectively, (3) expected stock volatility of 65% in 1997 and 70% in 1996 and 1995, and (4) expected dividend yield of 0.0%. The amount of compensation expense, net of income taxes, is $126,403, $88,024 and $43,439 for 1997, 1996 and 1995,
respectively.

J. COMMITMENTS AND CONTINGENCIES

Leases
The Company occupies office facilities in the United States, Singapore, and various locations in Europe under certain long-term lease agreements. These leases require the Company to pay utilities, contain escalation clauses for increases in taxes and operating expenses or require the Company to pay for its proportionate share of certain operating expenses.

Future minimum rental payments under these operating leases are as follows (in thousands):

1998                              $1,395
1999                               1,223
2000                                 846
2001                                 518
2002 and thereafter                  500
                                  ------
Future minimum lease payments     $4,482
                                  ======

The Company has entered into sublease agreements which offset the future minimum lease payments by $837,000. Rent expense, net consisted of the following (in thousands):

                       1997     1996     1995
                     --------  -------  ------
Basic expense         $1,634    $2,012  $1,574
Sublease income         (144)      ---     ---
                      ------    ------  ------
Rent expense, net     $1,490    $2,012  $1,574
                      ======    ======  ======

Litigation

On November 14, 1994, two class action suits were filed against the Company, several officers of the Company, and the underwriters of the Company's 1993 initial public offering. The complaints alleged violation of securities laws and fraud. A settlement agreement was finalized and approved by the court on October 24, 1996, stipulating the Company pay to the plaintiffs $1,825,000 in cash plus 250,000 shares of the Company's common stock. In the second quarter of 1996, the Company recorded a charge of $4,073,000 to reflect the maximum possible litigation expense at that time, in accordance with the settlement agreement. In the fourth quarter of 1996, this charge was reduced by $1,250,000, to reflect the stock price at November 14, 1996 (settlement date) per the final settlement agreement. The Company's insurance carrier contributed $1,000,000 in cash towards the settlement. The Company's total expenses related to settlement of the litigation amounted to $2,823,000, consisting of cash and stock payable to the plaintiffs, and legal bills. As of December 31, 1997, all related expenses had been paid and all stock issued. This settlement was not an admission on the part of the defendants of any wrongdoing or lack of merit in the defenses.


K. BENEFIT PLAN

   In 1991, the Board of Directors approved the establishment of the Dataware Technologies, Inc. 401(k) Plan (the "401(k) Plan") effective January 1, 1991. Employees are eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. The Company may make a discretionary contribution to the 401(k) Plan, but no Company contributions have been made through December 31, 1997.

L. INCOME TAXES

   The components of the provision for income taxes are as follows (in thousands):

                             December 31,
                  -------------------------------
                   1997         1996        1995
                  ------       ------      ------
 Current:
  Federal           $   ---    $   (775)    $1,058
  State                 ---         (75)        75
  Foreign                80         230        220
                    -------    --------     ------

                    $    80    $   (620)    $1,353
                    =======    ========     ======
Deferred:
  Federal           $   ---    $    695     $ (695)
  State                 ---         (75)        75
  Foreign               ---         ---        ---
                    -------    --------     ------

                    $   ---    $    620     $ (620)
                    =======    ========     ======

Income (loss) before income taxes for domestic and foreign operations are as follows (in thousands):


                             December 31,
                  -------------------------------
                   1997         1996        1995
                  ------       ------      ------
  Domestic       $(5,568)     $(20,170)    $1,788
  Foreign           (140)          859        658
                 -------      --------     ------
                 $(5,708)     $(19,311)    $2,446
                 =======      ========     ======


The following is a reconciliation between the U.S. Federal statutory rate and the effective tax rate:


                                                         December 31,
                                               -------------------------------
                                                1997         1996        1995
                                               ------       ------      ------
U.S. federal statutory rate                     (34.0)%     (34.0)%     34.0%
State taxes, net of federal tax benefit           ---         (.6)       5.0
Foreign operations                                2.2         1.2        2.5
Utilization of net operating loss
  carryforward                                    ---         ---      (17.0)
Tax exempt interest                               ---         (.6)       ---
Nondeductible acquisition costs                   4.3         ---        7.3
Goodwill                                          0.4         4.5        4.3
In-process research and development               ---         6.2        ---
Other non-deductible items                        0.7         ---       26.9
Change in valuation allowance                    27.8        27.0      (36.3)
Other, net                                        ---        (3.7)       3.3
                                               -------      ------     ------
Effective tax rate                                1.4%        0.0%      30.0%
                                               =======      ======     ======


Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of deferred tax assets and liabilities are as follows:

                                       December 31,
                                    -----------------
                                      1997    1996
                                    -------  -------
Deferred tax asset:
Bad debts                           $  315   $  153
Compensation                           247      266
Other                                  310      588
Net operating loss carryforwards     6,698    4,971
Research tax credits                   896      582
                                    ------   ------

Total asset                          8,466    6,560

Valuation allowance                 (7,059)  (5,221)
                                    ------   ------

Net deferred tax asset              1,407    1,339
                                    ------   ------

Deferred tax liabilities:
Capitalized software costs             993      881
Depreciation                           414      421
Other                                  ---       37
                                    ------   ------

Total liabilities                    1,407    1,339
                                    ------   ------

Net deferred tax asset              $  ---   $  ---
                                    ======   ======

At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $16.7 million which expire at various dates through 2012. Under the Tax Reform Act of 1986, certain substantial changes in the Company's ownership would result in an annual limitation on the amount of net operating loss carryforwards which could be utilized.

As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $5,221,000 to offset the entire net deferred tax assets as a result of the uncertainties surrounding the realization of the assets due to large cumulative pretax losses during the prior three years. Management evaluates the positive and negative evidence impacting the realizability of the Company's deferred tax assets on a quarterly basis.
The Company had increased its valuation allowance by $1,838,000 in 1997, based upon management's estimate of the amount of deferred tax assets that were more likely than not to be realized.

M. SEGMENTAL DATA

The Company has subsidiaries in various foreign countries, which sell the Company's products and services in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows (in thousands):

                                                     North                      Rest of
                                                    America        Europe        World        Eliminations        Consolidated
                                                  ----------    ----------    ----------    --------------      --------------
Year ended December 31, 1997:
    Total revenues:
      Unaffiliated customers                      $   22,576    $   12,923    $    1,820    $          ---      $       37,319
      Inter-company transfers                          3,731           ---           ---            (3,731)                ---
                                                  ----------    ----------    ----------    --------------      --------------
          Total                                   $   26,307    $   12,923    $    1,820    $       (3,731)     $       37,319
                                                  ==========    ==========    ==========    ==============      ==============
      Segment operating income                    $    3,679    $    2,816    $       63    $          ---               6,558
                                                  ==========    ==========    ==========    ==============
Product development and corporate
   sales, general and administrative expenses                                                                           11,957
                                                                                                                --------------
Loss from operations                                                                                            $       (5,399)
                                                                                                                ==============
Identifiable assets                               $   24,403    $    3,400    $    1,250    $          ---      $       29,053
                                                  ==========    ==========    ==========    ==============      ==============

Year ended December 31, 1996:
    Total revenues:
      Unaffiliated customers                      $   19,477    $   14,743    $    3,239    $          ---      $       37,459
      Inter-company transfers                          3,627           ---           ---            (3,627)                ---
                                                  ----------    ----------    ----------    --------------      --------------
          Total                                   $   23,104    $   14,743    $    3,239    $       (3,627)     $       37,459
                                                  ==========    ==========    ==========    ==============      ==============
      Segment operating income                    $    1,062    $      621    $    1,044    $          ---               2,727
                                                  ==========    ==========    ==========    ==============
Product development and corporate
   sales, general and administrative expenses                                                                           14,069
Write down of intangible assets and
   other non-recurring charges                                                                                           3,815
Charge for purchased research and
   development                                                                                                           1,861
                                                                                                                --------------
Loss from operations                                                                                            $      (17,018)
                                                                                                                ==============
Identifiable assets                               $   16,726    $    6,943    $    1,707    $          ---      $       25,376
                                                  ==========    ==========    ==========    ==============      ==============

Year ended December 31, 1995:
    Total revenues:
      Unaffiliated customers                      $   23,698    $   14,174    $    3,252    $          ---      $       41,124
      Inter-company transfers                          3,020             8           ---            (3,028)                ---
                                                  ----------    ----------    ----------    --------------      --------------
          Total                                   $   26,718    $   14,182    $    3,252    $       (3,028)     $       41,124
                                                  ==========    ==========    ==========    ==============      ==============
      Segment operating income                    $    6,297    $    3,018    $    1,768    $          ---              11,083
                                                  ==========    ==========    ==========    ==============
Product development and corporate
   sales, general and administrative expenses                                                                            9,309
                                                                                                                --------------
Income from operations                                                                                          $        1,774
                                                                                                                ==============
Identifiable assets                               $   33,218    $    7,071    $    1,025    $          ---      $       41,314
                                                  ==========    ==========    ==========    ==============      ==============

Inter-company transfers primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues. Segment operating income excludes product development and corporate sales, general and administrative expenses. Export sales to unaffiliated customers were approximately $498,000, $994,000 and $1,841,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

During 1997, the Company's various distribution, license and services agreements with IHS accounted for $4.7 million, or 13% of the Company's total revenues.

N. Disposal of  Product Development Project

On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an equity interest in the buyer representing approximately 34% of the buyer in the form of preferred units and a secured note. The Company's equity interest has since been reduced as a result of the buyer obtaining additional equity financing. The Company has a 15% or less voting interest in the buyer and is accounting for its $512,000 investment in the buyer using the cost method. Northern Light Technology Corporation accounted for $2.4 million and $1.0 million of the Company's operating expenses in the twelve months ended December 31, 1996 and 1997, respectively.

O. SUBSEQUENT EVENTS

In January 1998 the Company acquired for cash 100% of the shares of Green Book International Corporation, developers of a leading software package for electronic publishing of financial prospectuses. The Green Book technology will be managed by Dataware's Ledge Multimedia division.

The preliminary results announced by the Company for 1997 included an estimated $2.2 million gain on this transaction, subject to revision when the final settlement required by the Company's agreement with IHS was complete. The parties are currently working out this settlement, taking into account, among other things, the closing date balance sheets and subsequent receivables collections. Due to the uncertainty of the results of the pending discussions, the Company is unable at this time to make a reasonable estimate of the final gain from the IHS transaction. Accordingly, the Company has reversed the $2.2 million gain recorded in the third quarter of 1997. The ultimate accounting for the transaction will be reflected in the Company's results when it occurs, currently expected to be in the second quarter of 1998.

P. NET INCOME (LOSS) PER SHARE

The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share", which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                                       For the Years Ended December 31,
 (In thousands, except per share data)               1997             1996           1995
                                                 -----------      ----------      ---------
Basic EPS
  Numerator:
    Net income (loss)                               $(6,465)       $(19,311)         $1,713

  Denominator:
    Common shares outstanding                         7,632           6,425           6,121
      Basic EPS                                     $ (0.85)       $  (3.01)         $ 0.28
                                               ============================================
Diluted EPS
  Numerator:
    Net income (loss)                               $(6,465)       $(19,311)         $1,713

  Denominator:
    Common shares outstanding                         7,632           6,425           6,121
      Common stock equivalents                          ---             ---             390
                                               ------------     -----------     -----------
                                                      7,632           6,425           6,511
    Diluted EPS                                     $ (0.85)       $  (3.01)         $ 0.26
                                               ============================================

Options to purchase 1,996,986 and 1,874,015 shares of common stock outstanding as of December 31, 1997 and 1996, respectively, were excluded from the year-to-date calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

Earnings per share data has been restated for all periods presented to reflect the adoption of SFAS 128.

                           DATAWARE TECHNOLOGIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

Column A                            Column B           Column C       Column D   Column E
------------------------------------------------------------------------------------------
                                                       Additions
                                               ----------------------
                                   Balance at  Charged to  Charged               Balance
                                   Beginning   Costs and   to Other              at End
Description                        of period   Expenses    Accounts  Deductions  of Period
------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
1997                                     $934        $778                  $962       $750
1996                                      610         810                   486        934
1995                                      503         467                   360        610


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

  None.
                                    PART III

                   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   NAME                        AGE                  POSITION
  ------                      -----                ----------

Kurt Mueller                   41   Chief Executive Officer, President and Chairman of the Board

Jeffrey O. Nyweide             42   Senior Executive VP, Business Development and Vice Chairman of the Board

Charles E. Rabie               46   Vice President, Software Products

Howard A. York                 50   Vice President, Software Solutions

Fredric Gluck                  42   Vice President, Marketing

Stephen H. Beach (2)           82   Director, Secretary

Julie M. Donahue (1)           39   Director

William R. Lonergan (1)(2)     73   Director

Jochen Tschunke                53   Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

  In addition to the foregoing executive officers, Michael Gonnerman, an independent consultant, is serving as Acting Chief Financial Officer while the Company seeks to hire a full-time CFO.

  Mr. Mueller has served as Chief Executive Officer and Chairman of the Board of Directors since the inception of the Company in 1988 and was President of the Company from 1988 through 1993 and from April, 1997 to the present. He previously founded and served as General Manager of Dataware 2000 GmbH from 1986 to 1988. From 1984 to 1986 he started up and served as General Manager of Lotus Development GmbH and before that was a consultant with Bain & Company in the United States and Europe.

  Mr. Nyweide has served as Vice Chairman of the Board of Directors and Senior Executive Vice President, Business Development since April, 1997 and was President and Chief Operating Officer from 1993 to April, 1997. He was Vice President of Operations of the Company from its inception until 1989 and Executive Vice President of the Company from 1989 to 1993. Mr. Nyweide has also served as a member of the Board of Directors since the inception of the Company. From 1987 to 1988 Mr. Nyweide was President of Dataware, Inc., a CD-ROM distribution company, and from 1978 to 1987 he served in various sales, marketing and management positions with The Service Bureau Company, a subsidiary of Control Data Corporation.

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

   Mr. York has served as Vice President, Software Solutions since December 1996. The Software Solutions group includes the Ledge Multimedia, Internet Hosting and BRS Services Divisions. From June of 1995 to December of 1996, he was Director of Software Solutions with responsibility for the BRS and CD Author product lines. Prior to joining Dataware, Mr. York served in various managerial positions with NYNEX Information Resources (Yellow Pages) and New York Telephone from 1966 to 1995.

   Mr. Gluck has served as Vice President of Marketing since September 1997. He previously held positions with CrossComm/Olicom Enterprise Networks as Director of Corporate Communications and Channel Marketing Manager from 1995 to 1997. From 1989 to 1995, Mr. Gluck held Product Marketing and Channel Marketing positions at Datamedia/Axent Technologies, a manufacturer and provider of PC and network security software and Racal Interlan, a maker of PC network interface cards.

  Mr. Beach has been a director and Secretary of the Company since its inception. Since 1985, Mr. Beach has practiced law in Connecticut, specializing in, among other fields, computer, software and software licensing law. Mr. Beach also served in several capacities for Control Data Corporation from 1973 to 1985, most recently as Senior Vice President and Secretary.

   Ms. Donahue was elected to the Board of Directors in April 1997. In 1997, she founded Venture Forward, a recognized leader in strategic planning, business development and marketing for technology companies. Prior to founding Venture Forward, she was a principal of The Chasm Group, a marketing consultancy, since 1995. From 1993 to 1995 she was Chief Executive Officer of BBN Hark Corporation and from 1991 to 1993 Chief Executive Officer of Voice Processing Corporation. Ms. Donahue also is a director of NovaLink, Inc.

  Mr. Lonergan has been a director of the Company since 1988. From 1983 to 1994, Mr. Lonergan was a general partner of Oxford Partners, a venture capital firm, where he continues as a consultant. Prior to joining Oxford Partners, Mr. Lonergan was Vice President of Business Development at Xerox Corporation. Mr. Lonergan is also a director of Zitel Corporation, Kurzweil Applied Intelligence, and Medical Sterilization, Inc.

  Mr. Tschunke, who became a director of the Company in 1995, founded Computer 2000 AG, the Munich-based multinational computer firm, which he managed from 1983 to 1993 and which he continues to serve as supervisory board chairman. Before founding Computer 2000 AG, Mr. Tschunke was General Manager of Central Europe for Rockwell International and, before that, served in various management positions with Texas Instruments. Mr. Tschunke is a member or chairman of the board of directors of a number of companies, including Computer-Elektronik Dresden GmbH, MagnaMedia Verlag AG, SPEA Software AG, Adolf Wurth GmbH & Co.
KG, and FC Bayern Munchen.

  Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

  Information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

  The sections entitled "Election of Directors - Director Compensation" and "Executive Compensation" in the 1998 Proxy Statement are incorporated herein by reference.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

  The section entitled "Share Ownership" in the 1998 Proxy Statement is incorporated herein by reference.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

  Relevant information from the section entitled "Election of Directors" in the 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

                     ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                       SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

  The financial statements, schedule, and exhibits listed below are included in or incorporated by reference as part of this Report:

1.  Financial statements:

  Report of Independent Accountants

  Consolidated Balance Sheets as of December 31, 1997 and 1996

  Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

  Notes to Consolidated Financial Statements

2.  Schedule:

  Report of Independent Accountants

  II.  Valuation and Qualifying Accounts

  Schedules not listed above are omitted because they are not applicable or
because the required information is   included in the consolidated financial
statements or notes submitted.

3.  Exhibits:

  The exhibits are listed below under Part IV, Item 14 (c) of this report.

(B)  REPORTS ON FORM 8-K

  On October 14, 1997, the Company filed a report on Form 8-K reporting the sale of certain of its businesses to Information Handling Services Group, Inc. and the acquisition of all of the assets and liabilities of Creative Multimedia Corporation. On December 11, 1997, the Company filed an amendment to the October 14, 1997 report on Form 8-K to add pro forma financial information.

(C)   EXHIBITS

  The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts on the 31st day of March 1998.


                          DATAWARE TECHNOLOGIES, INC.



                          /s/ Kurt Mueller
                          --------------------------
                          Kurt Mueller, Chairman of the Board,
                          President and Chief Executive Officer

       Signatures                   Title                                           Date
      ------------                 -------                                         ------

/s/ KURT MUELLER           Chairman of the Board, President, Director           March 31, 1998
------------------------   (Principal Executive Officer)
KURT MUELLER

/s/ JEFFREY O. NYWEIDE     Vice-Chairman of the Board, Senior Executive         March 31, 1998
------------------------   Vice President, Business Development, Director
JEFFREY O. NYWEIDE

/s/ MICHAEL GONNERMAN      Acting Chief Financial Officer                       March 31, 1998
------------------------   (Acting Principal Financial and Accounting Officer)
MICHAEL GONNERMAN

/s/ STEPHEN H. BEACH       Director                                             March 31, 1998
------------------------
STEPHEN H. BEACH

/s/ JULIE DONAHUE          Director                                             March 31, 1998
------------------------
JULIE DONAHUE

/s/ WILLIAM R. LONERGAN    Director                                             March 31, 1998
------------------------
WILLIAM R. LONERGAN

/s/ JOCHEN TSCHUNKE        Director                                             March 31, 1998
------------------------
JOCHEN TSCHUNKE

                                  EXHIBIT INDEX
                                  -------------

 2.1 Agreement dated September 26, 1997 between Dataware Technologies, Inc. and Information Handling Services Group, Inc. (Exhibit 2 to Form 8-K dated October 10, 1997).*
 3.1 Restated Certificate of Incorporation, as amended through April 14, 1997 (Exhibit to Form 8-K dated April 17, 1997).*
 3.2  Bylaws as amended through May 23, 1997 (Exhibit to June 30,
      1997 Form 10-Q).*
 4.1  Rights Agreement dated July 8, 1996 by and between American Stock
      Transfer & trust Company as Rights Agent and the Registrant
      (the "Rights Agreement").  (Exhibit to Form 8-K dated July 18, 1996).*
 4.2  First Amendment to Rights Agreement, dated April 14, 1997
      (Exhibit to 8-K dated April 17, 1997).*
 4.3 Warrant Agreements, dated as of November 21, 1996 and April 14, 1997, between the Company and Advest, Inc. (Exhibit to June 30, 1997 Form 10-Q).*
 4.4 Warrant Agreement, dated as of April 14, 1997, between the Company and Wharton Capital Partners Ltd. (Exhibit to June 30, 1997 Form 10-Q).*
 4.5 Warrant Agreements dated as of June 23, 1997 and September 10, 1997, between the Company and Imperial Bank (Exhibits to June
      30, 1997 and September 30, 1997 Forms 10-Q, respectively).*
 4.6 Warrant Agreement, dated as of March 31, 1996, between the Company and Entrust Nominees Limited (Exhibit to June 30, 1997 Form 10-Q).*
10.1  1993 Equity Incentive Plan, as amended through December 9, 1996
      (Exhibit to 1996 Form 10-K). #
10.2  1993 Employee Stock Purchase Plan. (Registration Statement No. 33-63308)*#
10.3 1993 Stock Option Plan for Directors, as amended through December 9, 1996 (Exhibit to 1996 Form 10-K).#
10.4  Form of stock option agreement terms (executive officers).
      (Exhibit to June 30, 1996 Form 10-Q)*#
10.5  Form of stock option agreement terms (Kurt Mueller, Jeffrey O.
      Nyweide).  (Exhibit to June 30, 1996 Form 10-Q)*#
10.6  Employment Agreement between the Registrant and Kurt Mueller dated
      October 28, 1988, as amended.  (Registration Statement No. 33-63308)*#
10.7 Employment Agreement between the Registrant and Jeffrey O. Nyweide dated October 28, 1988, as amended. (Registration Statement No. 33-63308)*#
10.9 Subscription Agreement, dated as of April 10, 1997, by and between GFL Advantage Fund Limited and the Registrant. (Exhibit to Form 8-K dated April 17, 1997).*
10.10 Registration Rights Agreement, dated as of April 10, 1997, by and between GFL Advantage Fund Limited and the Registrant.
      (Exhibit to Form 8-K dated April 17, 1997).*
21.1  Subsidiaries of the Registrant.
23.1  Consent of Coopers & Lybrand L.L.P.
27.1  Financial Data Schedule
99.1  Important Factors Regarding Future Results.


* Incorporated by reference to the filing indicated in parentheses. # Denotes management contracts and compensation plans.