Form 10-Q
period 1998-03-31
DATAWARE TECHNOLOGIES INC
filed 1998-05-01
CIK 875942

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


     For the quarter ended March 31, 1998    Commission File Number 0-21860


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

     YES     X          NO
          --------        ---------
     Number of shares outstanding of the issuer's classes of common stock as of April 30, 1998:

                    Class                        Number of Shares Outstanding
     --------------------------------------      ----------------------------
     Common Stock, par value $.01 per share                9,357,597

                          DATAWARE TECHNOLOGIES, INC.

                                     INDEX

                                                       PAGE NUMBER
                                                       ------------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1998 and December 31, 1997                  3

          Consolidated Statements of Operations for the
          Three Months Ended March 31, 1998 and 1997            4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1998 and 1997            5

          Notes to Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations                  8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K              12

SIGNATURE                                                     13

EXHIBIT INDEX                                                 14

                        Part I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          DATAWARE TECHNOLOGIES, INC.
                         CONSOLIDATED  BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 MARCH 31,                  DECEMBER 31,
                                                                                   1998                         1997
                                                                           ---------------------        ---------------------
                                                                                (UNAUDITED)
ASSETS
Current assets:
       Cash and cash equivalents                                           $             13,062         $             13,231
       Accounts receivable, less allowance for doubtful
             accounts of $926 and $750 at March 31, 1998
             and December 31, 1997, respectively                                          5,555                        6,678
       Receivable related to sale of services business                                      280                          490
       Prepaid expenses and other current assets                                          1,799                        1,461
                                                                           ---------------------        ---------------------
             Total current assets                                                        20,696                       21,860

       Property and equipment, net                                                        3,925                        4,198
       Computer software costs, net                                                       2,530                        2,483
       Investment in Northern Light, LLC                                                    512                          512
                                                                           ---------------------        ---------------------

             Total assets                                                  $             27,663         $             29,053
                                                                           =====================        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                    $              1,818         $              2,677
       Payable related to sale of services business                                       2,278                        2,466
       Accrued acquisition-related costs                                                  1,418                          972
       Accrued expenses                                                                   1,644                        1,306
       Accrued compensation                                                               1,209                        1,786
       Income taxes payable                                                                 808                          830
       Deferred revenue                                                                   2,206                        2,550
                                                                           ---------------------        ---------------------
             Total current liabilities                                                   11,381                       12,587

Stockholders' equity:
       Common stock, $.01 par value:  14,000,000 shares authorized;
             9,310,744 and 9,267,217 shares issued and outstanding at
             March 31, 1998 and December 31, 1997, respectively                              93                           93
       Additional paid-in capital                                                        46,924                       46,800
       Accumulated deficit                                                              (30,562)                     (30,221)
       Cumulative translation adjustment                                                   (173)                        (206)
                                                                           ---------------------        ---------------------

             Total stockholders' equity                                                  16,282                       16,466
                                                                           ---------------------        ---------------------

             Total liabilities and stockholders' equity                    $             27,663         $             29,053
                                                                           =====================        =====================



   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         1998               1997
                                                                    ----------------   ----------------
Revenues:
      Software license fees                                         $         4,600    $         4,091
      Services                                                                3,237              5,763
                                                                    ----------------   ----------------

            Total revenues                                                    7,837              9,854

Cost of revenues:
      Software license fees                                                     455                736
      Services                                                                1,938              3,021
                                                                    ----------------   ----------------

            Total cost of revenues                                            2,393              3,757
                                                                    ----------------   ----------------

Gross profit                                                                  5,444              6,097

Operating expenses:
      Sales and marketing                                                     2,672              4,466
      Product development                                                     1,522              2,252
      General and administrative                                              1,224              1,374
      Charge for purchased in-process research and development                  450             ----
                                                                    ----------------   ----------------

            Total operating expenses                                          5,868              8,092
                                                                    ----------------   ----------------

Loss from operations                                                           (424)            (1,995)

Interest income                                                                  90                 21
Interest expense                                                                 (4)               (36)
Other income (expense), net                                                      (3)              (211)
                                                                    ----------------   ----------------

Net loss                                                            $          (341)   $        (2,221)
                                                                    ================   ================

Net loss per common share - basic                                   $          (0.04)  $         (0.33)
                                                                    ================   ================

Net loss per common share - diluted                                 $          (0.04)  $         (0.33)
                                                                    ================   ================

Weighted average number of common shares outstanding - basic                  9,296              6,816
                                                                    ================   ================

Weighted average number of common shares outstanding - diluted                9,296              6,816
                                                                    ================   ================






   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  1998                  1997
                                                                             ----------------      ----------------
Cash flows provided by (used in) operating activities:
Net loss                                                                     $          (341)      $        (2,221)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                      835                 1,020
      Provision for doubtful accounts                                                    467                   135
      Loss on foreign currency transactions                                             ----                   211
      Charge for purchased in-process research and development                           450                  ----
      Stock options issued to consultants                                                 17                    15
      Changes in operating assets and liabilities, net
            of effects from acquisitions of businesses:
            Accounts receivable                                                          709                   (82)
            Prepaid expenses and other current assets                                   (122)                 (231)
            Accounts payable                                                            (865)                   13
            Accrued expenses and compensation                                            (15)                 (569)
            Accrued litigation and non-recurring charges                                ----                  (256)
            Income taxes payable                                                         (21)                   14
            Deferred revenue                                                            (356)                   55
                                                                             ----------------      ----------------

                  Net cash provided by (used in) operating activities                    758                (1,896)
                                                                             ----------------      ----------------

Cash flows used in investing activities:
      Additions to property and equipment                                               (142)                 (385)
      Acquisition of business, net of cash acquired                                     (450)                 ----
      Additions to capitalized software costs                                           (461)                 (413)
                                                                             ----------------      ----------------

                  Net cash used in investing activities                               (1,053)                 (798)
                                                                             ----------------      ----------------
Cash flows provided by financing activities:
      Proceeds from issuance of common stock and exercise of stock options               107                     1
      Increase in short-term borrowings, net                                            ----                   782
                                                                             ----------------      ----------------

                  Net cash provided by financing activities                              107                   783
                                                                             ----------------      ----------------

Effect of exchange rate changes on cash                                                   19                   (53)
                                                                             ----------------      ----------------

Net change in cash and cash equivalents                                                 (169)               (1,964)
Cash and cash equivalents at beginning of period                                      13,231                 2,368
                                                                             ----------------      ----------------
Cash and cash equivalents at end of period                                   $        13,062       $           404
                                                                             ================      ================

   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

A.   BASIS OF PRESENTATION

     These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and the financial statements and footnotes included therein. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations and cash flows of Dataware Technologies, Inc. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

     Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation.

B.   ACQUISITIONS

Green Book

     On January 23, 1998, the Company completed the acquisition of all of the outstanding shares of Green Book International Corporation ("Gbook"), in exchange for approximately $300,000 in cash. Prior to the acquisition, Gbook was the developer of a software package for the electronic publishing of financial prospectuses. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations of Gbook are included in the financial statements from the acquisition date. The results of the continuing operations of Gbook are immaterial in the context of the results of the Company. As a result, pro-forma financial information has not been presented.

     The purchase price, including direct expenses of approximately $150,000, was allocated to the tangible net assets acquired and to purchased in-process research and development ("R&D") based on the fair market values of those assets using a risk adjusted discounted cash flows approach. Specifically, the purchased technology underlying Gbook's electronic file compression and viewing software ("Viewer Technology") and its object oriented electronic authoring system ("Authoring Technology") was evaluated through extensive interviews and analysis of data concerning the state of the technology and additional development work required to incorporate it into a product and service offering by the Company's Ledge division to its financial, health care and technology customers. The evaluation of the underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of, and potential changes in, future target markets.

     The technology was incomplete inasmuch as the Company needs to make substantial modifications to change user interfaces, fix software bugs, enhance features and integrate the software into the Company's future products and services. The underlying technology has no alternative future use in its current state, in other research and development projects or otherwise, since it was acquired for the purpose of significantly improving and integrating such technology into a product and service offering by the Company's Ledge division to its financial, health care and technology customers, and is not to be marketed as a stand-alone product without significant further development. Accordingly, the Company recognized a charge of $450,000 for purchased in-process R&D in the first quarter of 1998.

IHS
     During the first quarter of 1998, the Company concluded its discussions with Information Handling Services Group, Inc. ("IHS") regarding the post-closing settlement of the purchase price for the sale of a portion of its data services business to IHS on September 30, 1997. The final settlement reached resulted in no gain or loss being recorded on the transaction.

C.    NET LOSS PER SHARE

      The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share", which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statements of Operations:

                                           For the Three Months Ended March 31,
(In thousands, except per share data)           1998                  1997
                                          ----------------       ---------------
Basic and diluted EPS
      Numerator:
        Net loss                                    $(341)              $(2,221)

      Denominator:
        Common shares outstanding                   9,296                 6,816

      Basic and diluted EPS                        $(0.04)               $(0.33)
                                          ================       ===============

      Options to purchase 1,962,001 and 1,932,374 shares of common stock outstanding with weighted average exercise prices of $2.97 and $5.22, as of March 31, 1998 and 1997, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive. Earnings per share data has been restated for the period ending March 31, 1997, to reflect the adoption of SFAS 128.

D.    CHANGES IN ACCOUNTING PRINCIPLES

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income."
This Statement establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. The Company's comprehensive earnings were as follows:

                                            For the Three Months Ended March 31,
(In thousands)                                    1998                 1997
                                            ----------------     ---------------
Net loss                                               $(341)           $(2,221)
Foreign currency translation adjustment                   33                (82)
                                            -----------------    ---------------
      Total comprehensive loss                         $(308)           $(2,303)
                                            =================    ===============


E.   CONTINGENCIES

     The Company is engaged in litigation with a licensee of one of its software products concerning the scope of the license and related matters. While the Company believes that its positions are meritorious, the costs of litigation may be significant and may thus affect the Company's reported results during this fiscal year. A reasonable estimate of the cost to the Company of this litigation cannot be made at this time.

                          DATAWARE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements concerning the Company's anticipated performance, including future revenues, costs, and profits, or about the development of the Company's markets, made throughout this Form 10-Q, may be deemed forward-looking statements. Such statements are based on the current assumptions of Dataware management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described in the text below and in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (which is incorporated herein by reference) that could cause actual results to differ materially from those described in the forward-looking statements.


IHS Transaction

On September 30, 1997, Dataware sold a portion of its data services business to Information Handling Services Group, Inc. ("IHS") in exchange for cash and the stock of IHS's subsidiary, Creative Multimedia Corporation. The portion of the business sold included certain contracts and other assets of Dataware, as well as the stock of the Company's Australian, Canadian, German, Italian and Swedish subsidiaries. The activities of the data services business sold consisted of processing customer text and data and using it to create information-distribution products. During the first quarter of 1998, the Company concluded its discussions with IHS regarding the post-closing settlement of the purchase price for the transaction described above. The final settlement reached resulted in no gain or loss being recorded on the transaction.

The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries. In addition, the Company entered into agreements with IHS under which it provides software and multimedia services for use by IHS in its publishing activities. Following this transaction, the Company is a leaner organization, having reduced headcount substantially. Expenses are expected to be commensurately lower going forward. It is anticipated that the IHS transaction will have an effect on other aspects of the Company's financial performance, too. For example, because the Company will be focused on its software and multimedia businesses, service revenues are anticipated to be substantially lower in the future.

These transactions with IHS will necessarily result in significant changes in the Company's manner and results of operations, not all of which can be anticipated at this time. Factors that cannot be predicted but that may significantly affect results include, but are not limited to, the extent to which IHS will be able to perform the same types of services as the Company has been providing and the quality of such services, the ability of IHS to distribute the Company's software effectively, increased competition that may result from the access that IHS now has to the Company's customers and former employees, the extent of changes that the Company must make internally to adjust to its new configurations, and the quality of the ongoing relationships with IHS, which is currently the Company's biggest customer. Any of these factors could cause actual results to differ materially from those anticipated in any forward-looking statements in this Form 10-Q or in any other written or oral statements made by the Company or its officers.

RESULTS OF OPERATIONS

Revenues

The Company's total revenues decreased 20% from $9.9 million in the first quarter of 1997 to $7.8 million in the first quarter of 1998. During that period, software license fees increased 12% from $4.1 million to $4.6 million and service revenues decreased 44% from $5.8 million to $3.2 million.

Software license fees include revenues from systems and tools, applications and custom software products. Software license revenue growth in the first quarter of 1998 was primarily due to increased unit volumes, including $2.6 million in software revenues under agreements with IHS.

Service revenues are primarily derived from Ledge multimedia development, production services, software maintenance, custom software development and project management. The decrease in service revenue reflects the Company's continuing shift away from the provision of services and towards increased sales of software products, which was furthered by the sale of a portion of the data services business to IHS in September 1997.

Software revenues increased to 59% of total revenues in the first quarter of 1998, up from 42% in the first quarter of 1997, and service revenues decreased to 41% of total revenues in the first quarter of 1998, down from 58% in the first quarter of 1997.

     The Company expects that its service revenues will continue to decline as a percentage of total revenues in the long run.


Cost of Revenues

Cost of revenues decreased 36% from $3.8 million in the first quarter of 1997 to $2.4 million during the same period in 1998. As a percent of revenues, total cost of revenues decreased from 38% of total revenues for the three months ended March 31, 1997 to 31% for the three months ended March 31, 1998. This decrease is primarily due to the shift in product mix to software license fees and away from the higher-cost services business.

The cost of software license fees as a percentage of software license fees decreased from 18% during the first quarter of 1997 to 10% during the same period in 1998. This decrease was due to the increase in software sales volume while fixed costs decreased from quarter to quarter, due to a lower portion of third-party software sales in the mix (and, thus, lower third-party license fee payments).

The cost of services as a percentage of service revenues increased from 52% for the first quarter of 1997 to 60% during the first quarter of 1998. The increase quarter over quarter is caused by decreased revenue volume while fixed costs decreased at a lower rate. As noted above, the IHS transaction resulted in a significant change in the nature and extent of the services that will be provided by Dataware going forward.

Gross Profit

Total gross profit was $6.1 million for the first quarter of 1997 and $5.4 million for the first quarter of 1998, or 62% and 69% of total revenues, respectively. Software gross margins increased from 82% of software license fees in the first quarter of 1997, to 90% in the first quarter of 1998. Offsetting the increase in software gross margins is a decrease in service gross margins from 48% of service revenues in the first quarter of 1997 to 40% in the first quarter of 1998.

Management anticipates that gross margins will continue to improve in the long run as the Company increases the percentage of software revenues in the product
mix, and attains additional improvements in service margins.   However, there
are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses

Sales and marketing expenses decreased 40% from $4.5 million during the first quarter of 1997 to $2.7 million during the first quarter of 1998. Sales and marketing expenses decreased as a percentage of revenues from 45% to 34% on a quarter to quarter basis. The decrease in sales and marketing expenses was primarily caused by the IHS transaction, which divested the Company of certain business activities in the U.S. and U.K., as well as five foreign subsidiaries that had been principally involved in distributing Dataware products. This decrease in costs was partially offset by the Company's increased marketing activities in the first quarter of 1998.

Product Development Expenses

Product development expenses, which excludes capitalized software costs, decreased 32% from $2.3 million in the first quarter of 1997 to $1.5 million in the first quarter of 1998. The Company capitalized software development costs in the amount of $461,000 in the first quarter of 1998 as compared to $413,000 in the first quarter of 1997. Product development expenses as a percentage of total revenues decreased from 23% to 19% on a quarter to quarter basis.

The decrease in product development expenses quarter to quarter is due primarily to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997. These expenses amounted to approximately $735,000 in the quarter ended March 31, 1997, while there were no related expenses in the quarter ended March 31, 1998. Product development expenses other than those related to Northern Light Technology Corporation remained flat at $1.5 million for the first quarter of 1997 and 1998.

General and Administrative Expenses

General and administrative expenses decreased 11% from $1.4 million in the first quarter of 1997 to $1.2 million in the first quarter of 1998. General and administrative expenses as a percent of total revenues increased from 14% in the first quarter of 1997 to 16% in that same period in 1998. The overall decrease in general and administrative expenses is primarily due to the IHS transaction. The increase in general and administrative expenses quarter to quarter as a percentage of total revenues is caused by lower total revenues while expenses decreased at a lower rate.

Purchased In-Process Research and Development

On January 23, 1998, the Company completed the acquisition of all of the outstanding shares of Green Book International Corporation ("Gbook"), in exchange for approximately $300,000 in cash. The Company incurred direct expenses of $150,000 related to the transaction. Prior to the acquisition, Gbook was the developer of a software package for the electronic publishing of financial prospectuses. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations of Gbook are included in the financial statements from the acquisition date. The results of the continuing operations of Gbook are immaterial in the context of the results of the Company. As a result, pro-forma financial information has not been presented.

Although the Company acquired 100% of the stock of Gbook, it does not intend to carry on the operations of Gbook as a going concern. Rather, the Company's objective in the transaction was to acquire control over the technology underlying Gbook's electronic file compression and viewing software ("Viewer Technology") and its object oriented electronic authoring system ("Authoring Technology"). The Company plans to use the acquired Viewer Technology to sell services and software to existing and future clients for distributing relatively large, secure and searchable electronic publications that are, by nature of their small size, uniquely able to be distributed on a single floppy diskette or over the internet with commercially viable download times. The Company intends to incorporate the Authoring Technology into a product that will allow customers to author publications in-house, rather than relying on the Company as a service provider.

Because the technology acquired was incomplete and substantial additional development effort by the Company is required before the Viewing and Authoring Technology can be incorporated into future products and services, the Company recorded a charge of $450,000 for purchased in-process R&D in the first quarter of 1998.

The purchased technology was incomplete because the Company needs to make substantial modifications to change user interfaces, fix software bugs, enhance features and integrate the software into the Company's future products and services. The underlying technology has no alternative future use, inasmuch as the Company does not plan to commercialize the technology in its existing form, has no other product, service or research and development project in which the technology can be utilized, and does not intend to market the technology as a stand-alone product without significant further development.

Other Income (Expense), Net

During the first quarter of 1998, the Company reported approximately $86,000 in net interest income as compared with approximately $15,000 in net interest expense in the first quarter of 1997. For the three months ended March 31, 1998, the Company recorded $3,000 in net other expenses compared with $211,000 in the same period in 1997. These amounts consist primarily of foreign exchange losses caused by the effect of changing exchange rates on intercompany balances with the Company's foreign subsidiaries.

The Company is engaged in litigation with a licensee of one of its software products concerning the scope of the license and related matters. While the Company believes that its positions are meritorious, the costs of litigation may be significant and may thus affect the Company's reported results during this fiscal year. A reasonable estimate of the cost to the Company of this litigation cannot be made at this time.

Provision for Income Taxes

The Company did not record a provision for income taxes for the quarters ended March 31, 1998 or 1997, because of the losses incurred during the first three months of both years and the substantial net operating loss carryforward from prior periods. At March 31, 1998, the Company had a net operating loss carryforward of $16.7 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash and cash equivalents of approximately $13.1 million and working capital of $9.3 million. Operating activities provided $758,000 of the Company's cash during the first three months of 1998. Days sales outstanding decreased from 65 days at December 31, 1997, to 63 days at March 31, 1998. The decrease was primarily due to a continued focus on collections in the first quarter, the collection of payments under the distribution and licensing agreements with IHS, and a provision for doubtful accounts recorded in the quarter ended March 31, 1998.

The Company's investing activities used cash of $1.1 million during the first three months of 1998, consisting of $603,000 for additions to capitalized software and property and equipment in addition to $450,000 for the acquisition of Gbook.

The Company's financing activities provided cash of $107,000 during the first three months of 1998, which consisted of proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan.

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



                                          DATAWARE TECHNOLOGIES, INC.
                                                (REGISTRANT)


Date: May 1, 1998                         By: /s/ Michael Gonnerman
                                             -----------------------------------
                                             Michael Gonnerman
                                             Acting Chief Financial Officer
                                             (Principal Financial and Principal
                                             Accounting Officer)

                                 EXHIBIT INDEX


  27.1  Financial Data Schedule.

  99.1 Important Factors Regarding Future Results (Exhibit 99.1 to 1997 Form 10-K)*.




*  Incorporated by reference to the filing indicated in parentheses.