Form 10-Q
period 1998-06-30
DATAWARE TECHNOLOGIES INC
filed 1998-07-31
CIK 875942

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



     For the quarter ended June 30, 1998    Commission File Number 0-21860


                          DATAWARE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



     DELAWARE                                       06-1232140
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


    ONE CANAL PARK                                    02141
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

     YES  X                         NO
        -------                       --------
     Number of shares outstanding of the issuer's classes of common stock as of July 30, 1998:

                    Class                           Number of Shares Outstanding
     --------------------------------------         ----------------------------
     Common Stock, par value $.01 per share                 9,391,810

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX


                                                                          PAGE NUMBER
                                                                          -----------

PART I.   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements


          Consolidated Balance Sheets as of
          June 30, 1998 and December 31, 1997                                 3



          Consolidated Statements of Operations for the Three and

          Six Months Ended June 30, 1998 and 1997                             4



          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1998 and 1997                             5



          Notes to Consolidated Financial Statements                          6


Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations                                 9



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                14

Item 6.   Exhibits and Reports Filed on Form 8-K                             14


SIGNATURE                                                                    15

EXHIBIT INDEX                                                                16


                Part I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          DATAWARE TECHNOLOGIES, INC.
                         CONSOLIDATED  BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   June 30,         December 31,
                                                                                                     1998               1997
                                                                                                ----------------   ----------------
ASSETS                                                                                            (unaudited)
Current assets:
                 Cash and cash equivalents                                                       $       12,868    $        13,231
                 Accounts receivable, less allowance for doubtful
                       accounts of $1,184 and $750 at June 30, 1998
                       and December 31, 1997, respectively                                                3,159              6,678
                 Receivable related to sale of services business                                           ----                490
                 Prepaid expenses and other current assets                                                1,683              1,461
                                                                                                ----------------   ----------------
                       Total current assets                                                              17,710             21,860

                 Property and equipment, net                                                              3,557              4,198
                 Computer software costs, net                                                             3,385              2,483
                 Investment in Northern Light, LLC                                                          512                512
                                                                                                ----------------   ----------------

                       Total assets                                                             $        25,164    $        29,053
                                                                                                ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                 Accounts payable                                                               $         1,679    $         2,677
                 Payable related to sale of services business                                              ----              2,466
                 Accrued acquisition-related costs                                                          281                972
                 Accrued compensation                                                                     1,776              1,786
                 Other accrued expenses                                                                   1,826              1,306
                 Income taxes payable                                                                       790                830
                 Deferred revenue                                                                         2,156              2,550
                                                                                                ----------------   ----------------
                       Total current liabilities                                                          8,508             12,587

Stockholders' equity:
                 Common stock, $.01 par value:  14,000,000 shares authorized;
                       9,366,844 and 9,267,217 shares issued and outstanding at
                       June 30, 1998 and December 31, 1997, respectively                                     94                 93
                 Additional paid-in capital                                                              47,093             46,800
                 Accumulated deficit                                                                    (30,349)           (30,221)
                 Cumulative translation adjustment                                                         (182)              (206)
                                                                                                ----------------   ----------------

                       Total stockholders' equity                                                        16,656             16,466
                                                                                                ----------------   ----------------

                       Total liabilities and stockholders' equity                               $        25,164    $        29,053
                                                                                                ================   ================




                The accompanying notes are an integral part of
                     the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                       1998               1997                1998               1997
                                                  ----------------   ----------------    ----------------   ----------------
Revenues:
      Software license fees                       $         4,761    $         5,125     $         9,361    $         9,216
      Services                                              3,341              4,882               6,578             10,645
                                                  ----------------   ----------------    ----------------   ----------------

            Total revenues                                  8,102             10,007              15,939             19,861

Cost of revenues:
      Software license fees                                   584                603               1,039              1,338
      Services                                              1,792              2,897               3,730              5,920
                                                  ----------------   ----------------    ----------------   ----------------

            Total cost of revenues                          2,376              3,500               4,769              7,258
                                                  ----------------   ----------------    ----------------   ----------------

Gross profit                                                5,726              6,507              11,170             12,603

Operating expenses:
      Sales and marketing                                   2,808              4,455               5,480              8,921
      Product development                                   1,557              1,384               3,079              3,636
      General and administrative                            1,263              1,361               2,487              2,737
      Charge for purchased in-process research
       and development                                     ----               ----                   450             ----
                                                  ----------------   ----------------    ----------------   ----------------

            Total operating expenses                        5,628              7,200              11,496             15,294
                                                  ----------------   ----------------    ----------------   ----------------

Income (loss) from operations                                  98               (693)               (326)            (2,691)

Interest income                                               134                  7                 224                 29
Interest expense                                             ----                (96)               ----               (131)
Other income (expense), net                                   (18)                10                 (25)              (201)
                                                  ----------------   ----------------    ----------------   ----------------

Net income (loss)                                             214               (772)               (127)            (2,994)

Dividends and accretion of preferred stock                   ----                677                ----                677
                                                  ----------------   ----------------    ----------------   ----------------

Net income (loss) to common stockholders          $           214    $         (1,449)  $            (127)  $         (3,671)
                                                  ================   ================    ================   ================

Net income (loss) per common share - basic        $           0.02   $          (0.21)   $          (0.01)  $          (0.53)
                                                  ================   ================    ================   ================

Net income (loss) per common share - diluted      $           0.02   $          (0.21)   $          (0.01)  $          (0.53)
                                                  ================   ================    ================   ================

Weighted average number of common shares
  outstanding - basic                                        9,358              6,942               9,327              6,879
                                                  ================   ================    ================   ================

Weighted average number of common shares
  outstanding - diluted                                      9,782              6,942               9,327              6,879
                                                  ================   ================    ================   ================


                 The accompanying notes are an integral part
                   of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                   1998               1997
                                                                                              ----------------   ----------------
Cash flows provided by (used in) operating activities:
Net loss                                                                                      $          (127)   $        (2,994)
Adjustments to reconcile net loss to net cash
                 provided by (used in) operating activities:
                 Depreciation and amortization                                                          1,917              2,143
                 Provision for doubtful accounts                                                          449                216
                 Loss (gain) on foreign currency transactions                                             (29)               201
                 Charge for purchased in-process research and development                                 450               ----
                 Stock options issued to consultants                                                        8                 30
                 Changes in operating assets and liabilities, net
                       of effects from acquisitions of businesses:
                       Accounts receivable                                                              3,089             (1,033)
                       Prepaid expenses and other current assets                                          272               (188)
                       Accounts payable                                                                (1,004)              (138)
                       Accrued expenses and compensation                                               (1,548)            (2,148)
                       Accrued acquisition-related costs                                                 (691)               972
                       Accrued litigation and non-recurring charges                                      ----               (285)
                       Income taxes payable                                                               (40)                29
                       Deferred revenue                                                                  (398)                52
                                                                                              ----------------   ----------------

                             Net cash provided by (used in) operating activities                        2,348             (3,143)
                                                                                              ----------------   ----------------

Cash flows used in investing activities:
                 Additions to property and equipment                                                     (633)              (855)
                 Acquisition of business, net of cash acquired                                           (450)              ----
                 Acquisition of third party software license                                           (1,040)              ----
                 Additions to capitalized software costs                                                 (946)              (835)
                                                                                              ----------------   ----------------

                             Net cash used in investing activities                                     (3,069)            (1,690)
                                                                                              ----------------   ----------------

Cash flows provided by financing activities:
                 Proceeds from issuance of common stock and exercise of stock options                     286                103
                 Proceeds from issuance of preferred stock                                               ----              3,000
                 Dividends and issuance costs related to preferred stock                                 ----               (255)
                 Increase in short-term borrowings, net                                                  ----              1,143
                                                                                              ----------------   ----------------

                             Net cash provided by financing activities                                    286              3,991
                                                                                              ----------------   ----------------

Effect of exchange rate changes on cash and cash equivalents                                               72                (54)
                                                                                              ----------------   ----------------

Net change in cash and cash equivalents                                                                  (363)              (896)
Cash and cash equivalents at beginning of period                                                       13,231              2,368
                                                                                              ----------------   ----------------

Cash and cash equivalents at end of period                                                    $        12,868    $         1,472
                                                                                              ================   ================

Supplemental disclosure of non-cash financing transactions:

Conversion of preferred stock into common stock                                               $    ----          $           853
                                                                                              ================   ================

Accretion of preferred stock                                                                  $    ----          $           650
                                                                                              ================   ================

Warrants issued in connection with issuance of preferred stock                                $    ----          $            83
                                                                                              ================   ================

Investment in Northern Light LLC in exchange for assets                                       $    ----          $           512
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

     The technology was incomplete inasmuch as the Company needed to make substantial modifications to change user interfaces, fix software bugs, enhance features and integrate the software into the Company's future products and services. The underlying technology had no alternative future use in its purchased state, in other research and development projects or otherwise, since it was acquired for the purpose of significantly improving and integrating such technology into a product and service offering by the Company's Ledge division to its financial, health care and technology customers, and was not to be marketed as a stand-alone product without significant further development. Accordingly, the Company recognized a charge of $450,000 for purchased in-process R&D in the first quarter of 1998.

IHS
     During the first quarter of 1998, the Company concluded its discussions with Information Handling Services Group, Inc. ("IHS") regarding the post-closing settlement of the purchase price for the sale of a portion of its data services business to IHS on September 30, 1997. The final settlement reached resulted in no gain or loss being recorded on the transaction.


C.    NET INCOME (LOSS) PER SHARE

      The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statements of Operations:

                                                            For the Three Months           For the Six Months
                                                                Ended June 30,               Ended  June 30,
(In thousands, except per share data)                       1998          1997             1998          1997
                                                            ----          ----             ----          ----
Basic and diluted EPS
      NUMERATOR:
      Net income (loss)                                     $  214        $(1,449)         $  (127)      $(3,671)
                                                            =====================================================

      DENOMINATOR:
      Common shares                                          9,358          6,942            9,327         6,879
      outstanding-basic

      Dilutive options                                         352           ----             ----          ----
      Dilutive warrants                                         72           ----             ----          ----
      Common shares outstanding-diluted                      9,782          6,942            9,327         6,879
                                                            =====================================================

                    Basic and Diluted EPS                   $ 0.02         $(0.21)         $ (0.01)       $(0.53)
                                                            =====================================================

     Options to purchase 1,483,104 and 280,396 shares of common stock outstanding with weighted average exercise prices of $6.59 and $6.12 as of the three month periods ended June 30, 1997 and 1998, respectively, and 1,414,814 and 351,645 shares of common stock outstanding with weighted average exercise prices of $6.81 and $5.60 as of the six month periods ended June 30, 1997 and 1998, respectively, were excluded from the calculation of diluted net income
(loss) per share as the effect of their inclusion would have been anti-dilutive. Earnings per share data has been restated for the three and six month periods ending June 30, 1997, to reflect the adoption of SFAS 128.

D.    CHANGES IN ACCOUNTING PRINCIPLES

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This Statement establishes new rules for the reporting and display of comprehensive income and its components; therefore, the adoption of this Statement had no impact on the Company's net income (loss) or stockholders' equity. The Company's comprehensive earnings were as follows:

                                              For the Three Months                  For the Six Months
                                                  Ended June 30,                      Ended June 30,
(In thousands)                              1998                 1997             1998             1997
                                      ----------------      ---------------  ---------------  ---------------
Net income (loss)                             $214              $(1,449)         $  (127)         $(3,671)
Foreign currency translation                   (10)                 (71)              23             (153)
 adjustment
                                      ----------------      ---------------  ---------------  ---------------
   Total comprehensive income (loss)         $ 204              $(1,520)         $  (104)         $(3,824)
                                      ================      ===============  ===============  ===============

E.    NEW PRONOUNCEMENT

      In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early adoption is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Under the new Statement, the accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company believes that adoption of the Statement will not have a material effect on the financial statements.



F.  SUBSEQUENT EVENT-SETTLEMENT OF LITIGATION


     During the third quarter of 1998, the Company settled litigation with a licensee of one of its software products concerning the scope of the license and related matters. All costs related to this litigation, comprised only of legal expenses, were recorded by the Company in the first quarter of 1998.

DATAWARE TECHNOLOGIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statements concerning the Company's anticipated performance, including future revenues, costs and profits, or about the development of the Company's products or markets, made throughout this Form 10-Q, may be deemed forward-looking statements. Such statements are based on the current assumptions of the Company's management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described in the text below and in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (which is incorporated herein by reference), that could cause actual results to differ materially from those described in the forward-looking statements.

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


The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries. In addition, the Company entered into agreements with IHS under which it provides software and multimedia services for use by IHS in its publishing activities. Following this transaction, the Company is a leaner organization, having reduced headcount substantially. Expenses have been commensurately lower since the IHS transaction. Because the Company has been focused on its software and multimedia businesses, service revenues have also been substantially lower than they were before the IHS transaction.

These transactions with IHS will necessarily continue to result in changes in the Company's manner and results of operations, not all of which can be anticipated at this time. Factors that cannot be predicted but that may significantly affect results include, but are not limited to, the extent to which IHS will be able to perform the same types of services as the Company was providing before the sale and the quality of such services, the ability of IHS to distribute the Company's software effectively, increased competition that may result from the access that IHS now has to the Company's customers and former employees, the extent of changes that the Company must make internally to adjust to its new configurations, and the quality of the ongoing relationships with IHS, which is currently the Company's biggest customer. Any of these factors could cause actual results to differ materially from those anticipated in any forward-looking statements in this Form 10-Q or in any other written or oral statements made by the Company or its officers.

RESULTS OF OPERATIONS

Revenues

The Company's total revenues decreased 19% from $10.0 million in the second quarter of 1997 to $8.1 million in the second quarter of 1998. The Company's total revenues decreased 20% from $19.9 million in the first six months of 1997 to $15.9 million in the first six months of 1998. Quarter over quarter, software license fees decreased 7% from $5.1 million to $4.8 million and services revenues decreased 32% from $4.9 to $3.3 million. For the first six months of 1998, software license fees remained relatively flat at $9.4 million as compared to $9.2 million in the first six months of 1997, and services revenues decreased 38% from $10.6 million to $6.6 million. Software license fees include revenues from systems and tools, applications and custom software products. Software license revenue in the second quarter and the first half of 1998 included $2.1 and $4.7 million, respectively, in software revenues under agreements with IHS.

Service revenues are primarily derived from Ledge multimedia development, production services, software maintenance, custom software development and project management. The decrease in service revenue primarily reflects the Company's sale of a portion of the data services business to IHS in September 1997.

Software revenues increased to 59% of total revenues in the second quarter of 1998, up from 51% in the second quarter of 1997, and services revenues decreased to 41% of total revenues in the second quarter of 1998, down from 49% in the second quarter of 1997. For the first six months of 1998, software license fees increased to 59% of total revenues, from 46% in the first six months of 1997, and services revenues decreased to 41% of total revenues from 54% in the first half of 1997. This shift toward software revenues from services revenues began as a result of marketing programs initiated by the Company in 1996 and was furthered by the sale of a portion of the Company's services business to IHS in the third quarter of 1997.

Cost of Revenues

Cost of revenues decreased 32% from $3.5 million in the second quarter of 1997 to $2.4 million during the same period in 1998. Cost of revenues decreased 34% from $7.3 million for the six month period ended June 30, 1997 to $4.8 million during the six month period ended June 30, 1998. As a percentage of revenues, total cost of revenues decreased from 35% of total revenues for the three months ended June 30, 1997 to 29% for the three months ended June 30, 1998, and from 37% to 30% for the first six months of 1997 compared to the same period in 1998. This decrease is primarily due to the shift in product mix to software license fees and away from the higher-cost services business.

The cost of software licenses as a percentage of software license fees remained flat at 12% during the second quarter of 1998 and 1997, and decreased from 15% for the first six months of 1997 to 11% for the first six months of 1998. This decrease was due to the increase in software sales volume while fixed costs decreased from quarter to quarter and year to year, due to a lower portion of third-party software sales in the mix (and, thus, lower third-party license fee payments).

The cost of services as a percentage of service revenues decreased from 59% for the second quarter of 1997 to 54% during the second quarter of 1998 and remained relatively flat during the first six months of 1997 and 1998 at 56% and 57%, respectively. The decrease quarter over quarter is caused by cost of services decreasing at a slightly higher rate than revenue volume.

Gross Profit

Total gross profit was $6.5 million or 65% of total revenues for the second quarter of 1997 and $5.7 million or 71% of total revenues for the second quarter of 1998. For the six month period ended June 30, 1997, total gross profit amounted to $12.6 million as compared with $11.2 million for the same period in 1998, representing 63% and 70% of total revenues, respectively. Quarter to quarter, software margins remained flat at 88% and service margins increased from 41% in 1997 to 46% in 1998. On a year to year basis, software margins increased from 85% to 89% and services margins decreased slightly from 44% to 43% in 1997 and 1998, respectively.

Management anticipates that gross margins may continue to improve in the long run as the Company increases the percentage of software revenues in the product
mix, and attains additional improvements in service margins.   However, there
are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; the impact of higher levels of services that the Company provides to support its new software products; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses

Sales and marketing expenses decreased 37% from $4.5 million during the second quarter of 1997 to $2.8 million during the same period in 1998. During the six month period ended June 30, 1998, sales and marketing expenses decreased 39% to $5.5 million from $8.9 million during the same period a year ago.

Sales and marketing expenses decreased as a percentage of revenues from 45% to 35% on a quarter to quarter basis and from 45% to 34% year over year. The decrease in sales and marketing expenses was primarily caused by the IHS transaction, which divested the Company of certain business activities in the U.S. and U.K., as well as five foreign subsidiaries that had been principally involved in distributing Dataware products. This decrease in costs was partially offset by the Company's increased marketing activities in the first half of 1998.

Product Development Expenses

Product development expenses, which excludes capitalized software costs, increased 13% from $1.4 million in the second quarter of 1997 to $1.6 million in the second quarter of 1998, and decreased 15% from $3.6 million during the first six months of 1997 to $3.1 million during the same period in 1998. The Company capitalized software development costs in the amount of $485,000 in the second quarter of 1998 as compared to $422,000 in the second quarter of 1997. During the first half of 1998, the Company capitalized $946,000 in internally developed software costs as compared with $835,000 during the same period in 1997.
Product development expenses as a percentage of total revenues increased from 14% to 19% on a quarter to quarter basis and from 18% to 19% on a year to year basis.


The decrease in product development expenses on a year to year basis is due primarily to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997. These expenses amounted to approximately $735,000 in the quarter ended March 31, 1997, while there were no related expenses in the quarter ended June 30, 1997 or the six months ended June 30, 1998.

General and Administrative Expenses

General and administrative expenses decreased 7% from $1.4 million in the second quarter of 1997 to $1.3 million in the second quarter of 1998, and decreased 9% from $2.7 million during the first six months of 1997 to $2.5 million during the first six months of 1998. General and administrative expenses as a percent of total revenues increased from 14% in the second quarter of 1997 to 16% in that same period in 1998. The overall decrease in general and administrative expenses is primarily due to the IHS transaction. The increase in general and administrative expenses quarter to quarter as a percentage of total revenues is caused by lower total revenues while expenses decreased at a lower rate.

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

Although the Company acquired 100% of the stock of Gbook, its intention was not to carry on the operations of Gbook as a going concern. Rather, the Company's objective in the transaction was to acquire control over the technology underlying Gbook's electronic file compression and viewing software ("Viewer Technology") and its object oriented electronic authoring system ("Authoring Technology"). The Company's intention was to use the acquired Viewer Technology to sell services and software to existing and future clients for distributing relatively large, secure and searchable electronic publications that are, by nature of their small size, uniquely able to be distributed on a single floppy diskette or over the internet with commercially viable download times. The Company is in the process of incorporating the Authoring Technology into a product that allows customers to author publications in-house, rather than relying on the Company as a service provider.

Because the technology acquired was incomplete and substantial additional development effort by the Company was required before the Viewing and Authoring Technology could be incorporated into future products and services, the Company recorded a charge of $450,000 for purchased in-process R&D in the first quarter of 1998.

The purchased technology was incomplete because the Company needed to make substantial modifications to change user interfaces, fix software bugs, enhance features and integrate the software into the Company's future products and services. The underlying technology had no alternative future use, inasmuch as the Company did not plan to commercialize the technology in its existing form, had no other product, service or research and development project in which the technology could be utilized, and did not intend to market the technology as a stand-alone product without significant further development.


Other Income (Expense), Net

During the second quarter of 1998, the Company reported approximately $134,000 in net interest income as compared with approximately $89,000 in net interest expense in the second quarter of 1997. This compares with $224,000 of net interest income in the first half of 1998 as compared with net interest expense of $102,000 in the same period in 1997. For the three months ended June 30, 1998, the Company recorded $18,000 in net other expenses compared with $10,000 in net other income during the same period in 1997. For the first half of 1998, the Company recorded approximately $25,000 in net other expenses as opposed to $201,000 in net other expenses in the first half of 1997 (mostly foreign exchange losses on intercompany balances).

During the third quarter of 1998, the Company settled litigation with a licensee of one of its software products concerning the scope of the license and related matters. All costs related to this litigation, comprised only of legal expenses, were recorded by the Company in the first quarter of 1998.

Provision for Income Taxes

The Company did not record a provision for income taxes for the quarters or the six month periods ended June 30, 1998 or 1997, because of the losses incurred in certain of those periods and the substantial net operating loss carryforward from prior periods. At June 30, 1998, the Company had a net operating loss carryforward of $16.7 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash and cash equivalents of approximately $12.9 million and working capital of $9.2 million. Operating activities provided $2.3 million of the Company's cash during the first six months of 1998. Days sales outstanding decreased from 63 days at March 31, 1998, to 50 days at June 30, 1998. The significant decrease was primarily due to the second quarter collection of large amounts due from certain customers, as well as payments made under the distribution and licensing agreements with IHS in the quarter ended June 30, 1998. Although the Company is focusing on decreasing its days sales outstanding, it does not anticipate that such a significant decrease will be maintained going forward.


The Company's investing activities used cash of $3.1 million during the first six months of 1998, consisting of $1.6 million for additions to capitalized software and property and equipment in addition to $450,000 for the acquisition of Gbook and $1.0 million for a third party license for software that will be included in the Company's products and used to develop custom applications for customers.

The Company's financing activities provided cash of $286,000 during the first six months of 1998, which consisted of proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan.

On July 16, 1998, the Company announced that its board of directors had authorized a stock repurchase program under which up to one million shares of Dataware common stock may be repurchased. The Company expects to make repurchases from time to time in the open market or in private transactions, as market conditions warrant.

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

                    PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Annual Meeting of Stockholders on May 21, 1998, the Company's shareholders voted as follows:

a)  To reelect Kurt Mueller to the Board of Directors for a three-year term.



     Total Vote For        7,362,623
     Total Vote Withheld     621,587


b) To reelect Stephen H. Beach to the Board of Directors for a three-year term.



     Total Vote For        7,362,677
     Total Vote Withheld     621,533



c) To amend the Company's 1993 Equity Incentive Plan increasing the number of shares of Common Stock issuable thereunder.

     Total Vote For the Proposal        2,422,444
     Total Vote Against the Proposal    1,386,915
     Abstentions                           34,634
     Broker Non-votes                   4,137,117

d) To amend the Company's 1993 Employee Stock Purchase Plan increasing the number of shares of Common Stock issuable thereunder.

     Total Vote For the Proposal        3,571,963
     Total Vote Against the Proposal      234,631
     Abstentions                           37,399
     Broker Non-votes                   4,137,117

ITEM 6. EXHIBITS AND REPORTS FILED ON FORM 8-K

(a)    Exhibits.  See exhibit list on page 16.

(b)    Reports on Form 8-K.  None.

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DATAWARE TECHNOLOGIES, INC.
                                  (REGISTRANT)


Date: July 31, 1998               By: /s/ Michael Gonnerman
                                     ---------------------------------------
                                  Michael Gonnerman
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Principal Accounting
                                  Officer)

                                 EXHIBIT INDEX


     10.1 Consultant Agreement dated June 18, 1998 between the Company and Michael Gonnerman, Inc.

     27.1 Financial Data Schedule.

     99.1 Important Factors Regarding Future Results (Exhibit 99.1 to 1997 Form 10-K)*.



*  Incorporated by reference to the filing indicated in parentheses.