Form 10-Q
period 1998-09-30
DATAWARE TECHNOLOGIES INC
filed 1998-11-06
CIK 875942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



For the quarter ended September 30, 1998         Commission File Number 0-21860


                          DATAWARE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



               DELAWARE                               06-1232140
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


            ONE CANAL PARK                                02141
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

     YES  X          NO____
        -------
     Number of shares outstanding of the issuer's classes of common stock as of October 31, 1998:

               Class                           Number of Shares Outstanding
--------------------------------------         ----------------------------
Common Stock, par value $.01 per share                   9,190,638

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX



                                                            PAGE NUMBER
                                                            -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997               3



          Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30,
          1998 and 1997                                          4



          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1998 and 1997          5



          Notes to Consolidated Financial Statements             6


Item 2.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations                    8



PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K                14


SIGNATURE                                                       15

EXHIBIT INDEX                                                   16

                       Part I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          Dataware Technologies, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                                      September 30,      December 31,
                                                                                          1998               1997
                                                                                    ----------------   ----------------
ASSETS                                                                                (unaudited)

Current assets:
                 Cash and cash equivalents                                          $         12,396   $         13,231
                 Accounts receivable, less allowance for doubtful
                       accounts of $1,068 and $750 at September 30, 1998
                       and December 31, 1997, respectively                                     4,217              6,678
                 Receivable related to sale of services business                                ----                490
                 Prepaid expenses and other current assets                                     1,935              1,461
                                                                                    ----------------   ----------------
                       Total current assets                                                   18,548             21,860

                 Property and equipment, net                                                   3,704              4,198
                 Computer software costs, net                                                  3,700              2,483
                 Investment in Northern Light, LLC                                               512                512
                                                                                    ----------------   ----------------

                       Total assets                                                 $         26,464   $         29,053
                                                                                    ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
                 Accounts payable                                                   $          1,935   $          2,677
                 Payable related to sale of services business                                   ----              2,466
                 Accrued acquisition-related costs                                               170                972
                 Accrued compensation                                                          1,677              1,786
                 Other accrued expenses                                                        2,980              1,306
                 Income taxes payable                                                            703                830
                 Deferred revenue                                                              2,569              2,550
                                                                                    ----------------   ----------------
                       Total current liabilities                                              10,034             12,587
                                                                                    ----------------   ----------------

Stockholders' equity:
                 Common stock, $.01 par value:  14,000,000 shares authorized;
                       9,395,372 shares issued and 9,121,372 shares outstanding
                       September 30, 1998; 9,267,217 shares issued and
                       outstanding at December 31, 1997                                           94                 93
                 Treasury stock, 274,000 shares at cost                                         (952)              ----
                 Additional paid-in capital                                                   47,202             46,800
                 Accumulated deficit                                                         (29,730)           (30,221)
                 Cumulative translation adjustment                                              (184)              (206)
                                                                                    ----------------   ----------------

                       Total stockholders' equity                                             16,430             16,466
                                                                                    ----------------   ----------------

                       Total liabilities and stockholders' equity                   $         26,464  $          29,053
                                                                                    ================   ================


        The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Operations
                     (In thousands except per share data)
                                  (unaudited)

                                                              Three months ended                     Nine months ended
                                                                 September 30,                          September 30,
                                                             1998               1997                1998               1997
                                                       ----------------   ----------------    ----------------   ----------------
Revenues:
      Software license fees                            $          4,896   $          5,404    $         14,257   $         14,621
      Services                                                    3,605              4,252              10,183             14,896
                                                       ----------------   ----------------    ----------------   ----------------

            Total revenues                                        8,501              9,656              24,440             29,517
                                                       ----------------   ----------------    ----------------   ----------------

Cost of revenues:
      Software license fees                                         619                714               1,658              2,053
      Services                                                    1,812              3,217               5,542              9,136
                                                       ----------------   ----------------    ----------------   ----------------

            Total cost of revenues                                2,431              3,931               7,200             11,189
                                                       ----------------   ----------------    ----------------   ----------------

Gross profit                                                      6,070              5,725              17,240             18,328
                                                       ----------------   ----------------    ----------------   ----------------

Operating expenses:
      Sales and marketing                                         2,757              4,743               8,237             13,664
      Product development                                         1,453              1,726               4,532              5,362
      General and administrative                                  1,401              2,087               3,888              4,825
      Charge for purchased in-process research
         and development                                           ----               ----                 450               ----
                                                       ----------------   ----------------    ----------------   ----------------

            Total operating expenses                              5,611              8,556              17,107             23,851
                                                       ----------------   ----------------    ----------------   ----------------

Income (loss) from operations                                       459             (2,831)                133             (5,523)

Interest income                                                     140                  7                 364                 36
Interest expense                                                     (2)              (145)                 (6)              (276)
Gain on sale of portion of services business                       ----              2,197                ----              2,197
Other income (expense), net                                          22                (77)                  1               (277)
                                                       ----------------   ----------------    ----------------   ----------------

Net income (loss)                                                   619               (849)                492             (3,843)

Dividends and accretion of preferred stock                         ----               ----                ----                677
                                                       ----------------   ----------------    ----------------   ----------------

Net income (loss) to common stockholders               $            619   $           (849)   $            492   $         (4,520)
                                                       ================   ================    ================   ================

Net income (loss) per common share - basic             $           0.07   $          (0.11)   $           0.05   $          (0.64)
                                                       ================   ================    ================   ================

Net income (loss) per common share - diluted           $           0.07   $          (0.11)   $           0.05   $          (0.64)
                                                       ================   ================    ================   ================

Weighted average number of common shares
    outstanding - basic                                           9,220              7,565               9,450              7,108
                                                       ================   ================    ================   ================

Weighted average number of common shares
    outstanding - diluted                                         9,379              7,565               9,542              7,108
                                                       ================   ================    ================   ================

              The accompanying notes are an integral part of the
                       consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                                Nine months ended September 30,
                                                                                    1998               1997
                                                                             ----------------    ----------------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                            $            492    $         (3,843)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
                 Depreciation and amortization                                          2,954               3,189
                 Provision for doubtful accounts                                          532                 579
                 Loss (gain) on foreign currency transactions                              (3)                277
                 Charge for purchased in-process research and development                 450                ----
                 Gain on sale of portion of services business                            ----              (2,197)
                 Stock options issued to consultants and bank                              88                  65
                 Changes in operating assets and liabilities, net
                       of effects from acquisitions of businesses:
                       Accounts receivable                                              2,241              (1,478)
                       Prepaid expenses and other current assets                           35                (310)
                       Accounts payable                                                  (756)                (80)
                       Accrued expenses and compensation                                 (965)                230
                       Accrued litigation and non-recurring charges                      (802)               (326)
                       Income taxes payable                                              (129)                107
                       Deferred revenue                                                  (253)                589
                                                                             ----------------    ----------------

                             Net cash provided by (used in) operating
                                  activities                                            3,884              (3,198)
                                                                             ----------------    ----------------

Cash flows provided by (used in) investing activities:
                 Additions to property and equipment                                     (995)               (914)
                 Acquisition of business, net of cash acquired                           (450)               ----
                 Proceeds from sale of  portion of services business,
                      including cash acquired                                            ----               8,546
                 Acquisition of third party software license                           (1,290)              ----
                 Additions to capitalized software costs                               (1,378)             (1,379)
                                                                             ----------------    ----------------

                             Net cash provided by (used in)
                                 investing activities                                  (4,113)              6,253
                                                                             ----------------    ----------------

Cash flows provided by (used in) financing activities:
                 Proceeds from issuance of common stock and exercise
                     of stock options                                                     315               3,946
                 Proceeds from issuance of preferred stock                               ----               3,000
                 Dividends and issuance costs related to preferred stock                 ----                (255)
                 Purchase of treasury stock                                              (952)               ----
                 Increase in short-term borrowings, net                                  ----                 403
                                                                             ----------------    ----------------

                             Net cash provided by (used in) financing
                                 activities                                              (637)              7,094
                                                                             ----------------    ----------------

Effect of exchange rate changes on cash and cash equivalents                               31                  62
                                                                             ----------------    ----------------

Net change in cash and cash equivalents                                                  (835)             10,211
Cash and cash equivalents at beginning of period                                       13,231               2,368
                                                                             ----------------    ----------------

Cash and cash equivalents at end of period                                   $         12,396    $         12,579
                                                                             ================    ================

Supplemental disclosure of non-cash financing transactions:

Conversion of preferred stock into common stock                              $           ----    $          3,355
                                                                             ================    ================

Accretion of preferred stock                                                 $           ----    $            650
                                                                             ================    ================

Warrants issued in connection with issuance of preferred stock               $           ----    $             83
                                                                             ================    ================

Investment in Northern Light LLC in exchange for assets                      $           ----    $            512
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

                                                              For the Three Months             For the Nine Months
                                                               Ended September 30,              Ended September 30,
(In thousands, except per share data)                         1998            1997              1998          1997
                                                            --------        --------          --------      --------

Basic and diluted EPS
  NUMERATOR:
  Net income (loss) to common stockholders                  $    619        $   (849)         $    492      $ (4,520)
                                                            ========        ========          ========      ========

  DENOMINATOR:
  Common shares oustanding--basic                              9,220           7,565             9,450         7,108

  Dilutive options                                               159            ----                92          ----
                                                            --------        --------          --------      --------
  Common shares outstanding--diluted                           9,379           7,565             9,542         7,108
                                                            ========        ========          ========      ========

                     Basic and Diluted EPS                  $   0.07        $  (0.11)         $   0.05      $  (0.64)
                                                            ========        ========          ========      ========

     Options to purchase 1,252,756 and 1,578,628 shares of common stock outstanding with weighted average exercise prices of $3.29 and $3.06 as of the three month periods ended September 30, 1997 and 1998, respectively, and 1,337,745 and 437,027 shares of common stock outstanding with weighted average exercise prices of $3.71 and $3.34 as of the nine month periods ended September 30, 1997 and 1998, respectively, were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive. Earnings per share data have been restated for the three and nine month periods ending September 30, 1997, to reflect the adoption of SFAS 128.

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

                                        For the Three Months        For the Nine Months
                                        Ended September 30,         Ended September 30,
(In thousands)                           1998        1997            1998         1997
                                      ----------  ----------      ----------  ----------

Net income (loss) to common
 stockholders                         $      619  $     (849)     $      492  $   (4,520)
Foreign currency translation
 adjustment                                   (2)        249              22          96
                                      ----------  ----------      ----------  ----------

   Total comprehensive income (loss)  $      617  $     (600)     $      514  $   (4,424)
                                      ==========  ==========      ==========  ==========

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


The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries. In addition, the Company has entered into agreements with IHS under which it provides software and multimedia services for use by IHS internally and in its publishing activities. These agreements may be periodically reviewed and revised according to the circumstances of the parties. Following the September 1997 transaction, the Company became a leaner organization, having reduced headcount substantially. Expenses have been commensurately lower since the IHS transaction. Because the Company has been focused on its software and multimedia businesses, services revenues have also been lower than they were before the IHS transaction.

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


RESULTS OF OPERATIONS

Revenues

The Company's total revenues decreased 12% from $9.7 million in the third quarter of 1997 to $8.5 million in the third quarter of 1998. The Company's total revenues decreased 17% from $29.5 million in the first nine months of 1997 to $24.4 million in the first nine months of 1998. Quarter over quarter, software license fees decreased 9% from $5.4 million to $4.9 million and services revenues decreased 15% from $4.3 to $3.6 million. For the first nine months of 1998, software license fees decreased slightly to $14.3 million from $14.6 million in the first nine months of 1997, and services revenues decreased 32% from $14.9 million to $10.2 million. Software license fees include revenues from systems and tools, applications and custom software products. Software license revenue in the third quarter and the first nine months of 1998 included $1.5 and $6.2 million, respectively, in software revenues under agreements with IHS.

Services revenues are primarily derived from Ledge multimedia development, production services, software maintenance, custom software development and project management. The decrease in service revenue primarily reflects the Company's sale of a portion of the data services business to IHS in September 1997.

Software revenues increased slightly to 58% of total revenues in the third quarter of 1998, up from 56% in the third quarter of 1997, and services revenues decreased to 42% of total revenues in the third quarter of 1998, down from 44% in the third quarter of 1997. For the first nine months of 1998, software license fees increased to 58% of total revenues, from 50% in the first nine months of 1997, and services revenues decreased to 42% of total revenues from 50% in the first half of 1997. This shift toward software revenues from services revenues began as a result of marketing programs initiated by the Company in 1996 and was furthered by the sale of a portion of the Company's services business to IHS in the third quarter of 1997.

The mix within the software revenues continues to favor the Company's legacy products, although the newer Dataware II products are gaining momentum despite stiff competition from major companies such as Microsoft and Lotus/IBM. As part of the ongoing fine-tuning of the IHS relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements on an accelerated, discounted basis. Software revenues in the third quarter of 1998 include $600,000 of such discounted payments accelerated from the years 1999 and 2000.

Cost of Revenues

Cost of revenues decreased 38% from $3.9 million in the third quarter of 1997 to $2.4 million during the same period in 1998. Cost of revenues decreased 36% from $11.2 million for the nine month period ended September 30, 1997 to $7.2 million during the nine month period ended September 30, 1998. As a percentage of revenues, total cost of revenues decreased from 41% of total revenues for the three months ended September 30, 1997 to 29% for the three months ended September 30, 1998, and from 38% to 29% for the first nine months of 1997 compared to the same period in 1998. This decrease is primarily due to the increase in services margins, and to a lesser extent the shift in product mix to software license fees and away from the higher-cost services business.

The cost of software licenses as a percentage of software license fees remained flat at 13% during the third quarters of 1998 and 1997, and decreased from 14% for the first nine months of 1997 to 12% for the first nine months of 1998. This decrease is a result of reduced fixed costs due to a lower portion of third-party software sales in the mix (and, thus, lower third-party license fee payments).

The cost of services as a percentage of services revenues decreased from 76% for the third quarter of 1997 to 50% during the third quarter of 1998 and from 61% during the first nine months of 1997 to 54% during the first nine months of 1998. The decrease quarter over quarter is caused by the disposal of a portion of the lower-margin services business to IHS as well as increases in service fees charged by the Company's remaining services business.

Gross Profit

Total gross profit was $5.7 million or 59% of total revenues for the third quarter of 1997 and $6.1 million or 71% of total revenues for the third quarter of 1998. For the nine month period ended September 30, 1997, total gross profit amounted to $18.3 million as compared with $17.2 million for the same period in 1998, representing 62% and 71% of total revenues, respectively. Quarter to quarter, software margins remained flat at 87% and services margins increased from 24% in 1997 to 50% in 1998. Software margins increased from 86% to 88% and services margins increased from 39% to 46% in the first nine months of 1997 and 1998, respectively.

Gross margins may continue to improve in the long run if the Company continues to increase the percentage of software revenues in the product mix, and attains additional improvements in services margins. However, there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; the impact of higher levels of services that the Company provides to support its new software products; increased employment costs stemming from the high level of competition for qualified personnel in the software industry; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses

Sales and marketing expenses decreased 42% from $4.7 million during the third quarter of 1997 to $2.8 million during the same period in 1998. During the nine month period ended September 30, 1998, sales and marketing expenses decreased 40% to $8.2 million from $13.7 million during the same period a year ago. Sales and marketing expenses decreased as a percentage of revenues from 49% to 32% on a quarter to quarter basis and from 46% to 34% on a comparative nine-month basis. The decrease in sales and marketing expenses was primarily caused by the IHS transaction, which divested the Company of certain business activities in the U.S. and U.K., as well as five foreign subsidiaries that had been principally involved in distributing Dataware products. This decrease in costs was partially offset by the Company's increased marketing activities in the first nine months of 1998.

Product Development Expenses

Product development expenses, which excludes capitalized software costs, decreased 16% from $1.7 million in the third quarter of 1997 to $1.5 million in the third quarter of 1998, and decreased 15% from $5.4 million during the first nine months of 1997 to $4.5 million during the same period in 1998. The Company capitalized software development costs in the amount of $432,000 in the third quarter of 1998 as compared to $543,000 in the third quarter of 1997. During the first three quarters of 1998, the Company capitalized $1,378,000 in internally developed software costs as compared with $1,379,000 during the same period in 1997. Product development expenses as a percentage of total revenues were relatively flat at 18% and 17% for the three months ended September 30, 1997 and 1998 and at 18% and 19% for the nine months ended September 30, 1997 and 1998.

The decrease in product development expenses on a year to year basis is due primarily to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997. These expenses amounted to approximately $735,000 in the nine months ended September 30, 1997, while there were no related expenses in the nine months ended September 30, 1998.

General and Administrative Expenses

General and administrative expenses decreased 33% from $2.1 million in the third quarter of 1997 to $1.4 million in the third quarter of 1998, and decreased 19% from $4.8 million during the first nine months of 1997 to $3.9 million during the first nine months of 1998. General and administrative expenses as a percent of total revenues decreased from 22% in the third quarter of 1997 to 16% in that same period in 1998, and remained flat at 16% for the nine months ended September 30, 1997 and 1998. The overall decrease in general and administrative expenses is primarily due to the IHS transaction.

Purchased In-Process Research and Development

On January 23, 1998, the Company completed the acquisition of all of the outstanding shares of Green Book International Corporation ("Gbook"), in exchange for approximately $300,000 in cash, which is being paid over a one-year period. The Company incurred direct expenses of $150,000 related to the transaction. Prior to the acquisition, Gbook was the developer of a software package for the electronic publishing of financial prospectuses. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities and results of operations of Gbook are included in the financial statements from the acquisition date. The results of the continuing operations of Gbook are immaterial in the context of the results of the Company. As a result, pro-forma financial information has not been presented.

Although the Company acquired 100% of the stock of Gbook, its intention was not to carry on the operations of Gbook as a going concern. Rather, the Company's objective in the transaction was to acquire control over the technology underlying Gbook's electronic file compression and viewing software ("Viewer Technology") and its object oriented electronic authoring system ("Authoring Technology").

The Company's intention was to use the acquired Viewer Technology to sell services and software to the Company's existing and future clients for distributing relatively large, secure and searchable electronic publications that are, by nature of their small size, uniquely able to be distributed on a single floppy diskette or over the internet with commercially viable download times. The Company is in the process of incorporating the Authoring Technology into a product that allows customers to author publications in-house, rather than relying on the Company as a service provider.

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


Other Income (Expense), Net

During the third quarter of 1998, the Company reported approximately $138,000 in net interest income as compared with approximately $138,000 in net interest expense in the third quarter of 1997. This compares with $358,000 of net interest income in the first nine months of 1998 as compared with net interest expense of $240,000 in the same period in 1997. For the three months ended September 30, 1998, the Company recorded $22,000 in net other income compared with $77,000 in net other expense during the same period in 1997. For the first nine months of 1998, the Company recorded $1,000 in net other income as opposed to $277,000 in net other expense in the first nine months of 1997 (mostly foreign exchange losses on intercompany balances).

Provision for Income Taxes

The Company did not record a provision for income taxes for the quarters or the nine month periods ended September 30, 1998 or 1997, because of the losses incurred in certain of those periods and the substantial net operating loss carryforward from prior periods. At September 30, 1998, the Company had a net operating loss carryforward of $16.7 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

Year 2000

The "Year 2000 problem" refers to the operational failures that are expected to arise in computer systems, microprocessors, and software that are not able to properly interpret and sort dates beyond the year 1999. The Company recognizes that the Year 2000 problem may have a material adverse effect on its results of operations if its products and systems are not Year 2000 compliant or if those of its principal suppliers and/or customers are not Year 2000 compliant. The Company has initiated a comprehensive program to try to assess this potential effect and to remediate it where possible. There can be no assurance, however, that the program will be successful. The extent of the impact on the Company if such problems cannot be assessed or remediated is not fully known. The Company intends to minimize this uncertainty through the efforts described below.

The Company's current, updated product offerings were developed to accurately store, sort, display, process, provide, and/or receive data including 20th and 21st century dates when used properly and in conformity with the product information furnished by the Company; provided that there was no hard-coding of dates to force a prefix of "19" during the production process and that all other technology used in combination with the Dataware product properly exchanges date data with the Dataware product. Although the Company does intend to do further testing on these products (including third party software incorporated in the products), it does not expect to undertake significant further research and development efforts in this regard.

The Company has not reevaluated all prior versions of the Company's products. However, customers currently on maintenance will have been upgraded to a Year 2000 compliant product by the year 2000. The Company does not believe that it has any warranty obligation to users of older products that may be non-compliant with respect to any possible failure of such products to be Year 2000 compliant or that it is legally responsible for costs incurred by such customers in ensuring their compliance.

The Company provides services through a variety of computer systems, including servers for web hosting. The Company expects that its review of the Year 2000 compliance of these systems will be completed by the first quarter of 1999. To the extent such systems are not Year 2000 compliant, the Company expects to undertake to correct the problems, which may require acquiring new equipment. However, there may be a material adverse impact on the Company's service revenues if these efforts cannot be completed in time.

The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use systems Year 2000 compliant. Internal use systems include those for information, communication, accounting, and payroll functions, as well as those used for product development and customer service. They include both information technology systems that rely on software, as well as those that contain embedded microprocessors. If any required modifications to existing software and other systems are not made when required, noncompliance could have a material adverse impact on the Company's business and results of operations.

The Company is using internal resources as well as third parties to test, reprogram or replace its internal use systems. The Company expects to implement successfully the programming changes, or replace the non-complying systems, necessary to address their Year 2000 issues by June 30, 1999.

Since its review of its products, services and internal systems is not complete, the Company does not yet know the total cost of reviewing and remediating any problems that might arise. Accordingly, it is possible that the cost could have a material effect on the Company's results of operations or financial condition. However, the cost of review and remediation through September 30, 1998 has been minimal and the Company's review to date has not uncovered any problem that appears to require a material expenditure to cure. Any such costs will be funded through operating cash flows and will be expensed as incurred. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. Furthermore, this does not include potential costs related to any customer or other claims, nor the cost of internal hardware or software replaced in the ordinary course of business and not accelerated for Year 2000 compliance purposes.

Because the Company has not identified any significant Year 2000 issues in its systems, it has not formed a contingency plan to address any such issues. The failure to develop and implement a contingency plan, if in fact needed, could have a material adverse impact on the Company.

The Company is reviewing all major suppliers to determine the status and schedule for their Year 2000 compliance, since their noncompliance may have a material adverse impact on the Company's business. The review includes, where feasible, obtaining warranties of compliance for products and services and will include testing where appropriate. The Company's review of major suppliers is anticipated to be complete by April 30, 1999. To the extent that its review shows that a particular supplier's situation poses unacceptable risks to the Company, the Company plans to identify an alternate source by the middle of 1999.

The Company has not yet begun its review of the Year 2000 compliance of its principal customers. The potential for an adverse impact on Dataware from customers' Year 2000 problems ranges from the failure of Dataware products when used in conjunction with other customer systems to the possibility that a customer will itself be so severely impacted by the Year 2000 problem that it will be unable to provide the Company the level of revenues as in the past. It should be noted that the Company's customers are in many cases publishers and distributors, so the level of business they do with Dataware may depend in large part on the situation with their respective customers. Since the Company is continuously marketing to new customers, its customer review cannot be complete as of any particular date.

To the extent that the foregoing statements involve predictions, estimates, contingencies, or assumptions, they are forward-looking statements and there are various important factors, including but not limited to those described above and in this paragraph, that could cause actual circumstances and results to differ materially from those described in these statements. With respect to the Company's own products and services, the statements are subject to the adequacy of the Company's review of its products and warranties. Unanticipated factors, including but not limited to problems with customer systems other than those tested for and adverse legal interpretations, could cause actual results and circumstances to differ materially from these statements. With respect to systems for internal use or delivering services, the statements are subject among other things to the adequacy of the Company's testing procedures and assurances of third parties. In evaluating such systems, as well as the Year 2000 readiness of suppliers and customers, the Company must rely on information provided to it by third parties about such parties' Year 2000 readiness. It is impossible for the Company to verify the testing or other bases for such information. It should also be noted that systems in use by governmental and private entities in the national infrastructure in the United States and each other country in which the Company does business (including but not limited to power, communications, and transportation systems), over which the Company has no control and as to which it cannot practically obtain reassurance, may suffer Year 2000 problems that materially affect the Company's business and results of operations. The additional information concerning Year 2000 issues contained in Exhibit 99.1 hereto also is incorporated by reference.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents of $12.4 million and working capital of $8.5 million. Operating activities provided $3.9 million of the Company's cash during the first nine months of 1998. Days sales outstanding decreased from 50 days at June 30, 1998, to 41 days at September 30, 1998. The significant decrease was primarily due to the third quarter collection of large amounts due from certain customers, as well as payments made under the distribution and licensing agreements with IHS, in the quarter ended September 30, 1998. Although the Company has been focusing on decreasing its days sales outstanding, it does not anticipate that these levels of days sales outstanding will be maintained going forward.

The Company's investing activities used cash of $4.1 million during the first nine months of 1998, consisting of $2.4 million for additions to property and equipment and internally developed capitalized software, $450,000 for the acquisition of Gbook and $1.3 million for a third party license for software that will be included in the Company's products and used to develop custom applications for customers.

The Company's financing activities used cash of $637,000 during the first nine months of 1998, which consisted of proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan in the amount of $315,000, offset against $952,000 used to repurchase 274,000 shares of Dataware common stock in accordance with the Company's stock repurchase program. The Company may make further repurchases from time to time in the open market or in private transactions, as market conditions warrant.

The Company believes that its cash, cash equivalents, and marketable securities, together with anticipated cash from operations, will be sufficient to meet its liquidity needs for the foreseeable future. However, working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments, costs of remediation of Year 2000 computer problems, and possible future acquisitions of businesses and/or product rights. There can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events.

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



                                          DATAWARE TECHNOLOGIES, INC.
                                                  (REGISTRANT)


Date: November 6, 1998                By: /s/ Michael Gonnerman
                                         -------------------------------
                                      Michael Gonnerman
                                      Vice President and Chief Financial Officer
                                      (Principal Financial and Principal
                                      Accounting Officer)

                                 EXHIBIT INDEX


     27.1    Financial Data Schedule.


     99.1 Important Factors Regarding Future Results (Exhibit 99.1 to 1997 Form 10-K)*.



*  Incorporated by reference to the filing indicated in parentheses.