Form 10-K
period 1998-12-31
DATAWARE TECHNOLOGIES INC
filed 1999-03-17
CIK 875942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-K
           [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  For the fiscal year ended December 31, 1998
                        Commission File Number 0-21860



                          DATAWARE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                    DELAWARE                                    06-1232140
  (State or other jurisdiction of incorporation               (I.R.S Employer
                or organization)                            identification No.)


               One Canal Park
               Cambridge, MA                                      02141
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

Yes   X        No_____
   ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of February 28, 1999: $24,972,675

Shares of Common Stock outstanding as of February 28, 1999: 9,506,536

                              ___________________

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 27, 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this Report.


                           Exhibits Index at Page 47

                                    PART I

                               ITEM 1. BUSINESS


OVERVIEW
Dataware Technologies, Inc. develops software for enterprise information access ("knowledge management") and professional electronic publishing applications. The Company also provides multimedia services for Web-based and CD-ROM publishing through its Ledge Multimedia division ("Ledge"). Direct sales and service organizations and a growing number of indirect channels maintain relationships with more than 2,000 customers serving over 1,000,000 end users.

Dataware's innovative software products and multimedia services address the most important needs of organizations that view knowledge as a valuable asset: identifying, capturing, managing, sharing, and distributing that knowledge. Dataware helps knowledge-driven enterprises design, create, and implement information retrieval, knowledge mining, and publishing solutions in a Web-centric environment. The Company's offerings permit information to be integrated from a wide variety of sources. They enable access and publishing via the latest information technologies, such as the Internet, intranets, enterprise networks, CD-ROM, commercial on-line services, and print-on-demand. Dataware derives recurring revenues from software licenses, software maintenance and service revenues from updating existing customers' applications. Dataware was incorporated in Delaware on March 15, 1988. Significant operations began with the 1988 purchase of the worldwide rights to certain software developed by Dataware 2000 GmbH and the acquisition of its United States distributor. Subsequent acquisitions have contributed significantly to the Company's growth. Among the most recent have been the 1998 acquisitions of software developers Green Book International Corporation and Sovereign Hill Software, Inc. In 1997, Dataware sold a portion of its data services business to Information Handling Services Group, Inc. ("IHS"), together with five foreign subsidiaries that had been primarily engaged in distributing the Company's software and providing services to customers. As a result, IHS became a significant international value-added reseller ("VAR"). Additional information about the development of the Company's business during the past year and about some of the risks the Company faces is contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY DEVELOPMENT AND DATAWARE'S RESPONSE

The roots of Dataware's knowledge management and electronic publishing products and high-end multimedia services lie in the four major application areas in which it has historically competed: CD-ROM software and services, text management software, software and services for on-line/Internet applications, and electronic publishing management systems.

Knowledge management

The growing knowledge management market seeks products that address the broad process of identifying, capturing, managing, sharing, and distributing information within an organization. Dataware believes that a good knowledge management system must provide users with a single point of access to contribute to and tap into all knowledge assets within an organization. Knowledge assets include human assets as well as documents and data stored in files. Information and expertise that has historically been created and maintained in isolated systems targeted at specific workgroups must be integrated, accessed and manipulated on a company-wide basis through an intranet. Accordingly, knowledge management must integrate and go beyond the capabilities of any of the following used alone: document management systems, information retrieval engines, databases and data mining tools, electronic publishing systems, groupware and workflow systems, push technologies and help-desk applications.

 . Dataware II Knowledge Management Suite

  The Dataware II Knowledge Management Suite ("KMS") meets these requirements by identifying and connecting users to experts within the organization, as well as to files and URLs. Introduced in 1997, KMS enables enterprise-wide access to all types of digital information with cartridges that translate over 200 source information types, including Web pages, server file systems, relational databases and groupware applications. KMS allows users to contribute information either directly to a knowledge warehouse or through an existing knowledge silo, such as a groupware or document management system, from which it can be shared and managed by others. It contains features such as content analysis with knowledge maps of the organization and sophisticated searching techniques that help users quickly locate desired information. Dataware anticipates that KMS will be enhanced by the arrival of the Sovereign Hill development team, which had developed a new generation of advanced retrieval/categorization platforms for multi-source knowledge mining and integration.

 . BRS/Search

  Dataware's Knowledge Management products evolved from the classic text management product line, BRS/Search. Text management and retrieval software (which is different from that used for structured database management, but can be integrated with it) enables updating and retrieval of large collections of text and other unstructured information. Dataware BRS/Search provides fast, authoritative and uniform multi-user access to all types of information, including text, images, data, graphics, and multimedia such as audio and video. BRS/Search is an open product that can be integrated with other systems through the use of add-on products such as WordPlus. It can be integrated with relational databases (RDBMS), word processors, document image processing (DIP) systems, and other office automation systems. BRS/Search provides multiple customization options conforming to established working practices, including Dataware software tools and other 4GL tools such as Visual Basic(R), Powersoft(R), and SQL Forms(R). State-of-the-art technological innovations in information searching, including natural language, concept searching and semantic networks can be added to BRS/Search to enhance applications.

Electronic publishing and distribution

Dataware has developed and continues to market several innovative software products to meet the needs of corporations, government agencies and publishers for electronic publishing systems and physical electronic media distribution.

 . Electronic publishing systems

  A broad variety of organizations need to provide timely and accurate information to knowledge workers internally or to customers, contractors and other external end-users. Although organizations have historically used widely differing methods to distribute their information, state of the art electronic publishing systems bring under one roof the distribution of information on-line, on the Internet and on corporate intranets. Dataware sells two main products to make these publishing processes run efficiently and effectively.

  Dataware II Publisher enables broad electronic publishing capabilities. Organizations use it to create electronic publications from a wide variety of source information types, such as word processors, groupware, database management, document management, composition, HTML and SGML systems. Information is managed within an industry-standard (SGML ISO-8879) open publishing repository, and can be refined and packaged for delivery simultaneously to the Internet, intranet, CD-ROM, DVD-ROM and client/server systems, providing the flexibility to deliver cost-effective, custom publications to highly targeted audiences. Dataware II Publisher contains many of the same sophisticated searching capabilities that are features of Dataware's other products, allowing end users to find information quickly.

  NetAnswer is a comprehensive, off-the-shelf, Internet software offering. A robust information management, query and retrieval system, NetAnswer software enables information providers to distribute large volumes of data, text, and multimedia content via the Internet or intranets. Based on BRS/Search, NetAnswer includes extensive accounting and security features for publishers planning to sell or monitor access to information and is optimized for many users accessing large databases. It includes sophisticated capabilities such as multi-fielded searches, thesauri and concept searching, relevance ranking, and user-customized search and display formats.

 . Physical electronic media distribution

  Many organizations distribute large amounts of information to multiple locations in a compact, cost-effective format using CD-ROM or diskettes. For example:

  . magazine and newspaper publishers distribute historical information on CD-ROM for purchase by libraries, industry analysts and other professionals;

  . manufacturers improve the effectiveness of sales and service personnel by distributing broad-based and constantly changing product information on CD-ROM, including comprehensive parts, prices and specifications databases;

  . government agencies distribute the equivalent of warehouses full of policy and procedure manuals, regulations and forms with CD-ROM based information products;

  . financial services companies selling insurance and mutual fund products, health care organizations and others are beginning to realize significant cost savings by distributing prospectuses and other disclosure documents on diskette.

  Dataware's CD-ROM software products allow integration of data, text, graphics and multimedia in the same CD-ROM application. The Company has optimized its CD-ROM software products for enhanced retrieval performance and user-friendliness across a broad range of delivery platforms. The major CD-ROM software products are CD Author Development System, CD Answer retrieval software and CD Author Advanced Design Library.

  Dataware's Gbook product enables electronic publishing of financial prospectuses and other regulated financial information. A company or financial printer uses the Gbook software to digitize and duplicate prospectus information onto a diskette at costs that may be significantly lower than for paper production. A Gbook prospectus diskette contains a full-featured browser in a small, one-megabyte package and uses a secure file format to ensure the integrity of the content. The Company has established distributor relationships with leading financial printers and also is selling Gbook to a growing array of financial, insurance, and health care companies to create their own disclosure documents.

Ancillary services

Dataware has always provided an extensive range of one-time and recurring data capture and data preparation services to support customers' use of Dataware software products, and revenues have historically been somewhat more heavily oriented toward services. A large portion of this business was transferred to IHS in 1997. The Company also provides database hosting, software support, training, software maintenance and custom software development services. In particular, customers purchasing KMS to date have required a high level of customization. In response, the Company has deployed a specialized unit, "Team Dataware," to provide these services.

Multimedia services

Dataware's Ledge division provides a complete array of multimedia application development services to corporations, publishers and professional firms. One of the largest high-end multimedia services companies in the United States, with more than 100 professional applications developed to date, Ledge focuses on three key application/market areas: financial services, marketing communications and professional publishing. Ledge helps these customers combine media and information types in new and innovative ways. For example, Ledge works with customers to create Internet/CD-ROM hybrids to take advantage of both the immediacy of the Internet and the storage capacity of CD-ROM. Ledge also manages the distribution of Gbook, in some cases creating the electronic prospectus for the customer.

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

 . Dataware focuses on market areas that demand its core competencies. For example, the historical text management, publishing and retrieval products support the pathbreaking entry into knowledge management.

 . Dataware views working directly in long-term partnerships with its customers as a critical element in the Company's historical and future success.

 . The Company's marketing, pricing and support strategies focus on the generation of both one-time and recurring revenues. Customers often acquire annual maintenance contracts for the updating and support of licensed software products. Many of the Company's customers also develop applications with information content that, by its nature, needs to be updated on a regular basis, thus providing Dataware with recurring software licenses or update service revenues. In 1998, recurring revenues represented approximately 29% of total revenues.

 . Dataware strives to develop and market the technologically leading products in its field through a combination of internal development, as well as through licensing and selected acquisitions.

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

In addition, the Company's strategy includes making selective acquisitions to broaden its customer base, allow the development of more direct customer relationships, or provide important new products and services for customers. The Company adheres to a policy of not commenting publicly on the status of any potential acquisition activity until documents have been signed. This is intended to help prevent disruption to the business and employees of any firm with whom the Company may be in discussions and to protect stockholders from unwarranted or premature speculation in the market.

SALES AND MARKETING

The Company's sales and marketing organization, consisting of 53 persons, operates from the Company's headquarters in Cambridge, Massachusetts and its Eurasian headquarters in Denham, England. The Company also maintains sales offices in five other cities in the United States, and in Denmark and Singapore.

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

The Company's direct sales force helps Dataware assess and meet customer needs. The direct sales effort is closely supported by sales engineering and pre-sales consulting personnel. These individuals assist the sales force in understanding the technical needs of customers and provide responses to these needs, including product demonstrations and prototypes, pricing quotations and time estimates.

The Company's direct sales and marketing organization is complemented by its network of authorized distributors and VARs throughout the world. This network was significantly increased with the 1997 sale to IHS of the five foreign subsidiaries that had previously been included in the Company's direct distribution network. Dataware continually evaluates new potential distribution partners who may provide improved access to selected vertical or geographic markets.

CUSTOMERS

More than 500 customers did business with Dataware in 1998, and its software has been deployed by more than 2,000 customers worldwide. Dataware software has now been used to produce approximately 1,300 CD-ROM titles. There are more than 1,000,000 end users of Dataware software products. Dataware's customer base is broad and diverse. Sales from operations outside North America comprised about 27% of Dataware revenues in 1998, 40% in 1997, and 48% in 1996. An estimated 29% of total 1998 revenues came from recurring sources, such as annual renewals of retrieval software subscriptions and per disc licenses, CD-ROM update services, and software maintenance fees. The Company's various distribution, license and services agreements with IHS accounted for 28% of the Company's total revenues during 1998 and 13% in 1997, but this portion is expected to decrease.

PRODUCT DEVELOPMENT

The Company's small to medium sized software development teams typically consist of a product marketing specialist, product manager, development manager, software architect, software engineers, QA and documentation specialists. Acquiring Sovereign Hill at the end of 1998 brought a team of 13 new developers, giving the Company a critical mass working on advanced information retrieval, categorization, filtering, and profiling software for knowledge management applications. The Sovereign Hill engineering team is located adjacent to the Center for Intelligent Information Retrieval, part of the University of Massachusetts, and Dataware anticipates continuing Sovereign Hill's productive relationship with CIIR.

Dataware's development projects are primarily focused on object-oriented design and development using C++ or Java, with a further focus on Windows NT as the strategic operating system platform. The key areas of planned software development include Internet-related software, improved information presentation and display (e.g. formatted data, text, tables, mathematics, images, multimedia, etc.), enhanced information retrieval (e.g. natural language, relevance ranking, semantic networks, associative indexing, document clustering, etc.), more extensive information processing capabilities (e.g. SGML parsing, word processor conversions), better graphics processing, faster indexing, and improved compression. In addition to internal development, the Company also may license or acquire appropriate third party technology to achieve its goals.

During 1998, 1997, and 1996, the Company's expenditures in research and development, including capitalized internally developed software costs, were $7.9 million, $8.6 million, and $10.1 million, representing 24%, 23%, and 27% of revenues, respectively. As of December 31, 1998, the Company had 71 full-time employees engaged in product development activities.

COMPETITION

Dataware's markets are intensely competitive. Competition in Dataware's historical business varies by (a) geography, e.g. North America, Europe, Asia;
(b) type of customer, e.g. commercial, corporate, government agency; (c) market segment, e.g. yellow page telephone directory publishers, and (d) application category - from high-end, complete software and service solutions to pure software sales. In North America, competitors include Folio (OMKT), Electronic Book Technologies (INSO), Fulcrum (DOCSF), Verity (VRTY), Excalibur (EXCA) and IDI (OTEXF). In Europe and Asia, competitors include MPW Lasec, TRIP (Fulcrum) and IDI. Dataware believes that it is differentiated from its competitors by its more complete set of products and services and attention to customization. Some of the competitors sell only software with few supporting services, and some are search engine companies without Dataware's broader focus on complete applications. Competition for knowledge management offerings includes several of these traditional competitors, as well as very significant potential players such as Lotus (IBM), Netscape and Microsoft, along with new specialist competitors such as Autonomy and Intraspect -- all of whom approach knowledge management system development from a different product base.

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

The principal competitive factors affecting the market for the Company's products and services include vendor and product reputation, breadth of product and services offering, direct and indirect sales presence, product performance, functionality, price, ease of use, architecture, platform coverage, quality of support and international language support. Based on these factors, the Company believes that it has competed effectively to date. The Company expects competition to increase, which could result in price reductions and loss of market share for the Company. The Company must continue to enhance its existing products and services and introduce new products and services in a timely manner in order to remain competitive. In particular, as the market for managing and distributing information grows, both new entrants and existing customers are becoming increasingly price sensitive. Certain of the Company's competitors take a different approach, selling lower priced, less sophisticated products that require less customization. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

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

EMPLOYEES

As of December 31, 1998 the Company had 225 full-time employees, including 71 in product development, 53 in sales and marketing, 71 in customer services and 30 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.


                 ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT


The information regarding the executive officers of the Company called for by Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K is incorporated herein by reference from Part III, Item 10 hereof.


                              ITEM 2. PROPERTIES


The Company's corporate headquarters are located in Cambridge, Massachusetts, in leased facilities consisting of approximately 31,000 square feet of office space occupied under leases expiring in November 1999 and May 2001. The Company leases additional facilities and offices, including locations in Denham, UK; Copenhagen, Denmark; Singapore; Bethesda, Maryland; Albany, New York; Portland, Oregon; and Hadley, Massachusetts. The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its near-term requirements, and that suitable additional or alternate space sufficient to serve the Company's foreseeable needs will be available on commercially reasonable terms.



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

                                          HIGH           LOW
                                        --------       -------
     1998:
          First Quarter                 $4 1/16        $2 3/8
          Second Quarter                 4 3/4          2 3/4
          Third Quarter                  3 7/8          2 1/8
          Fourth Quarter                 3 3/4          1 1/2

     1997:
          First Quarter                 $ 6 5/8        $2 7/8
          Second Quarter                  4 3/8         2 5/8
          Third Quarter                   5 3/8         2 1/4
          Fourth Quarter                  4 7/8         2 1/4

On March 10, 1999, there were 498 holders of record of the Common Stock.

No dividends have been paid on the Common Stock to date, and the Company does not anticipate paying dividends in the foreseeable future.

On December 31, 1998, the Company issued 200,000 shares of Common Stock and warrants to purchase an additional 40,000 shares with an exercise price of $6.00 per share to Sovereign Hill Software, Inc. as consideration for the purchase of certain assets of Sovereign Hill. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, based on the nonpublic nature of the transaction and the qualifications of the recipient.

                        ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data:                                    Year ended December 31,
                                            ------------------------------------------------------------------
(In thousands, except per share data)          1998          1997          1996         1995        1994(1)
--------------------------------------------------------------------------------------------------------------

Revenues:
    Software license fees                   $  19,258     $  19,534    $  16,502    $  19,996    $  14,334
    Services                                   13,732        17,785       20,957       21,128       19,525
                                            ---------     ---------    ---------    ---------    ---------

        Total revenues                         32,990        37,319       37,459       41,124       33,859

Cost of revenues:
    Software license fees                       2,026         2,544        3,437        3,125        2,057
    Write down of intangible assets               885            --        1,926           --           --
    Services                                    7,288        10,966       12,938       11,923       10,799
                                            ---------     ---------    ---------    ---------    ---------

        Total cost of revenues                 10,199        13,510       18,301       15,048       12,856
                                            ---------     ---------    ---------    ---------    ---------

Gross profit                                   22,791        23,809       19,158       26,076       21,003

Operating expenses:
    Sales and marketing                        10,953        16,603       17,679       13,754       11,118
    Product development                         5,956         6,721        8,144        5,040        3,954
    General and administrative                  5,229         5,884        6,603        5,337        4,895
    Write down of goodwill and other
      non-recurring charges                       759            --        1,889           --           --
    Merger costs                                   --            --           --          171           --
    Charge for purchased research and
      development                                 450            --        1,861           --           --
                                            ---------     ---------    ---------    ---------    ---------

Total operating expenses                       23,347        29,208       36,176       24,302       19,967
                                            ---------     ---------    ---------    ---------    ---------

Income (loss) from operations                    (556)       (5,399)     (17,018)       1,774        1,036
                                            ---------     ---------    ---------    ---------    ---------

Interest income (expense), net                    476          (160)         386          586          549
Settlement of litigation                           --            --       (2,823)          --           --
Other income (expense), net                       (22)         (149)         144           86           (5)
                                            ---------     ---------    ---------    ---------    ---------

Income (loss) before income taxes                (102)       (5,708)     (19,311)       2,446        1,580
                                            ---------     ---------    ---------    ---------    ---------

Provision for income taxes                        105            80           --          733          369
                                            ---------     ---------    ---------    ---------    ---------

Net income (loss)                                (207)       (5,788)     (19,311)       1,713        1,211
                                            ---------     ---------    ---------    ---------    ---------

Accretion of preferred stock                       --           677           --           --           --
                                            ---------     ---------    ---------    ---------    ---------

Net income (loss) to common stockholders    $    (207)    $  (6,465)   $ (19,311)   $   1,713    $   1,211
                                            =========     =========    =========    =========    =========

Net income (loss) per common share--basic   $   (0.02)    $   (0.85)   $   (3.01)   $    0.28    $    0.22
                                            =========     =========    =========    =========    =========

Net income (loss) per common share--diluted $   (0.02)    $   (0.85)   $   (3.01)   $    0.26    $    0.19
                                            =========     =========    =========    =========    =========

Weighted average number of common
shares outstanding--basic                       9,265         7,632        6,425        6,121        5,610
                                            =========     =========    =========    =========    =========

Weighted average number of common shares
outstanding--diluted                            9,265         7,632        6,425        6,511        6,211
                                            =========     =========    =========    =========    =========

Balance Sheet Data                                                    December 31,
                                            ------------------------------------------------------------------
(in thousands)                                 1998          1997          1996         1995        1994(1)
--------------------------------------------------------------------------------------------------------------
Working capital                             $   5,675     $   9,273    $   2,649    $  11,121    $  10,200
Total assets                                   28,749        29,053       25,376       41,314       36,456
Notes, software license payable, and
   capital leases, less current portion            --            --           --            4          210
Stockholders' equity                           16,353        16,466       14,418       32,216       28,738

(1) Restated to reflect pooling of interests with Ledge Multimedia, Inc.

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

OVERVIEW:

In General
Dataware's revenues are composed of software license fees and service revenues. The overall gross margin of the Company fluctuates depending upon the mix of business among these categories of revenues. Since its inception, Dataware has generated significant revenues outside of North America. Until the 1997 IHS transaction described below, Dataware had international direct sales organizations in Germany, the United Kingdom, Italy, France, Sweden, Denmark, Australia, Singapore, and Canada. As of December 31, 1998, the Company has direct sales organizations in the United Kingdom, Denmark and Singapore and has distribution agreements covering other European countries, the Pacific Rim, and South America. The Company's sales from operations outside of North America accounted for approximately 27%, 40% and 48% of total revenues for 1998, 1997 and 1996, respectively. The Company's foreign subsidiaries are principally engaged in software sales, customer service and distribution activities.

Relationship with IHS
On September 30, 1997, Dataware sold a portion of its data services business to Information Handling Services Group, Inc. ("IHS") in exchange for cash and the stock of IHS's subsidiary, Creative Multimedia Corporation. The portion of the business sold included certain contracts and other assets of Dataware, as well as the stock of the Company's Australian, Canadian, German, Italian and Swedish subsidiaries. The activities of the data services business sold consisted of processing customer text and data and using it to create information-distribution products.

The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries (primarily involving the Company's legacy products). In addition, the Company has entered into agreements with IHS under which it provides software and multimedia services for use by IHS internally and in its publishing activities, and IHS provides software that the Company incorporates into certain of its products. These agreements may be periodically reviewed and revised according to the circumstances of the parties. Since the 1997 IHS transaction, the Company has focused more on its software and multimedia businesses and less on providing services.

As Dataware's largest distributor, IHS accounted for 47% of software license revenues (28% of total revenues) during 1998. The Company's plan is that, as revenues from the existing IHS arrangements diminish during 1999 and thereafter due to the winding down of the current agreements, they will be replaced by increasing revenues from sales of the Company's newer products through IHS and other channels. However, the current IHS relationship will remain important for the near term and any unexpected disruption would likely have a material adverse effect on Dataware.

RESULTS OF OPERATIONS:

1998 AS COMPARED TO 1997

Revenues
The Company's total revenues decreased 12% from $37.3 million in 1997 to $33.0 million in 1998. This decline was primarily due to the reduction in services revenues following the sale of a portion of the services business to IHS in 1997.

Software license fees remained relatively flat at $19.3 million in 1998 and $19.5 million in 1997. Software license fees include revenues from systems and tools, applications and custom software products. The mix within the software revenues continued to favor the Company's legacy products in 1998, although the newer Knowledge Management Suite and Dataware II Publisher products gained momentum. Management anticipates that revenues from the legacy products will continue to diminish through 1999, both in absolute terms and compared with total software license revenue.

Software license revenue in 1998 included $9.1 million related to agreements with IHS. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the second half of 1998 include $1.4 million of such discounted payments accelerated from the years 1999 and 2000.

Service revenues decreased 23% to $13.7 million in 1998 from $17.8 million in 1997, a $4.1 million decrease. Service revenues are primarily derived from Ledge multimedia development, production services, software maintenance, custom software development and project management. The decrease in service revenue reflects the impact of the 1997 IHS transaction.

In the past, recurring revenue has been a significant portion of total revenues, comprising approximately 29%, 45% and 51% of total revenues for 1998, 1997 and 1996, respectively. Recurring software license revenues result from annual renewal of retrieval licenses and certain other fees. Recurring service revenues have historically resulted from data services to support customers in their use of Dataware software products, database hosting and software maintenance fees. The decrease in recurring revenue as a percentage of total revenues from 1996 to 1998 was primarily due to the impact of the 1997 IHS transaction.

Although the Company has not yet experienced a material reduction in orders as a result of the economic turmoil in Asia or, more recently, Brazil, persistent weakness in capital spending in those regions may have a negative impact on revenues.

Cost of Revenues
The total cost of revenues in 1998 was $10.2 million or 25% lower than costs of $13.5 million in 1997. As a percent of total revenues, total cost of revenues was 31% of revenues in 1998, as compared to 36% of revenues in 1997. This decrease is primarily caused by the sale of a portion of the lower-margin services business to IHS in 1997.

The Company recorded a $.9 million one-time charge in the fourth quarter of 1998 for the write down of abandoned software assets to their estimated net realizable value. Excluding the effect of this one-time charge, cost of software licenses represented 11% of software license revenue in 1998, down from 13% in 1997. This decrease is a result of reduced fixed costs due to a lower portion of third-party software sales in the mix (and, thus, lower third-party license fee payments).

Cost of services decreased to 53% of service revenue in 1998 from 62% in 1997. Cost of services consists primarily of personnel expenses, certain overhead costs and the cost of third party services. The decrease is caused by the 1997 transfer of a portion of the lower-margin services business to IHS as well as increases in services fees charged by the Company's remaining services business.

Gross Profit
Total gross profit was $22.8 million, down from $23.8 million in 1997, representing 69% of total revenues in 1998 and 64% in 1997. Excluding the one-time charge mentioned previously, total gross profit was relatively flat in absolute terms from year to year and represented 72% of revenues in 1998 compared with 64% in 1997.

The increase in gross margins is primarily due to the 1997 transfer of a portion of the lower-margin services business to IHS.

Gross margins may continue to improve in the long run if the Company continues to increase the percentage of software revenues in the product mix, and attains additional improvements in services margins. However, there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. These factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; the impact of higher levels of services that the Company provides to support its new software products; unanticipated costs of integrating acquired companies; increased employment costs stemming from the high level of competition for qualified personnel in the software industry; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses
Sales and marketing expenses decreased 34% to $11.0 million in 1998 from $16.6 million in 1997. Sales and marketing expenses as a percentage of total revenues decreased to 33% in 1998 from 44% in 1997. The decrease in sales and marketing expenses was primarily caused by the 1997 IHS transaction, which divested the Company of certain business activities in the U.S. and U.K., as well as five foreign subsidiaries that had been principally involved in distributing Dataware products. This decrease in costs was partially offset by the Company's increased marketing activities during 1998 related to the rollout of new products.

Product Development Expenses
Product development expenses excluding capitalized software expenditures decreased 11% to $6.0 million in 1998 from $6.7 million in 1997. Product development expense as a percentage of total revenue remained flat at 18% in 1998 and 1997. The decrease in product development expenses in terms of dollars is due to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997. These expenses amounted to $0.7 million in 1997. Product development expenses other than those related to Northern Light Technology Corporation remained flat at $6.0 million in 1998 and 1997.

In 1998 the Company capitalized approximately $1.9 million of internally developed software costs as compared with $1.8 million in 1997. The Company also capitalized approximately $1.8 million of application development tool software that was purchased during 1998.

The Company's expenditures in research and development, including capitalized internally developed software costs, were $7.9 million and $8.6 million for the years ended December 31, 1998 and 1997, representing 24% and 23% of revenues, respectively.

General and Administrative Expenses
General and administrative expenses decreased 11% to $5.2 million in 1998 from $5.9 million in 1997. General and administrative expenses as a percentage of total revenue remained flat at 16% in 1998 and 1997. The decrease in general and administrative expense in absolute terms is primarily due to the IHS transaction.

Non-Recurring Charges
During 1998 the Company recorded a $.2 million write down of fixed assets to reduce the assets to their estimated net realizable value. The Company also recorded a one-time charge related to the separation of the former CEO and the waiver of a call on certain shares amounting to $.6 million, which were included in operating expenses in the consolidated statement of operations. There were no such non-recurring charges recorded in 1997.

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

Although the Company acquired 100% of the stock of Gbook, its intention was not to carry on the operations of Gbook as a going concern. Rather, the Company's objective in the transaction was to acquire control over the technology underlying Gbook's electronic file compression and viewing software ("Viewer Technology") and its object oriented electronic authoring system ("Authoring Technology"). The Company's intention was to use the acquired Viewer Technology to sell services and software to the Company's existing and future clients for distributing relatively large, secure and searchable electronic publications that are, by nature of their small size, uniquely able to be distributed on a single floppy diskette or over the internet with commercially viable download times. During 1998, the Company incorporated the Authoring Technology into a product that allows customers to author publications in-house, rather than relying on the Company as a service provider.

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

The Company successfully completed the further development necessary to complete the required technology during 1998. The cost of completing the development effort was in line with management's estimates at the time that the technology was purchased. The product began shipping in June of 1998.

Other Income (Expense), Net
During 1998 the Company reported approximately $476,000 of net interest income as compared with approximately $160,000 in net interest expense in 1997. The change resulted from increases in the average balances of cash and investments beginning with the IHS transaction in September of 1997 as well as the decrease in interest expense related to the Company's lines of credit that was incurred during 1997. Other expense, net, amounting to $22,000 in 1998 and $149,000 in 1997 consists primarily of foreign exchange losses caused by the effect of changes in exchange rates on intercompany balances with the Company's foreign subsidiaries.

Provision for Income Taxes
The Company recorded a provision for income taxes of $105,000 and $80,000 for the years ended December 31, 1998 and 1997, respectively, related to profitable foreign operations. At December 31, 1998, the Company had a net operating loss carryforward of approximately $13.2 million. Use of the Company's net operating loss carryforwards is limited due to changes in ownership of the Company's stock.

As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated its ability to realize its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $5.2 million to offset the entire net deferred tax assets because it was unlikely whether it would be able to realize the assets due to large cumulative pretax losses during the prior three years. Accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the issue on a quarterly basis and determined that no net adjustment was necessary in 1998 or 1997.

1997 AS COMPARED TO 1996

Revenues
The Company's total revenues decreased slightly to $37.3 million in 1997 from $37.5 million in 1996.

Software license fees increased 18% to $19.5 million in 1997 from $16.5 million in 1996, a $3.0 million increase. Software license revenue growth in 1997 was primarily due to $3.1 million in software revenues under the new agreements with IHS.

Service revenues decreased 15% to $17.8 million in 1997 from $21.0 million in 1996, a $3.2 million decrease. The decrease in service revenue reflected the Company's continuing shift away from the provision of services, and towards increased sales of software products. This shift was furthered by the agreement with IHS, under which a portion of the data services business was sold.

Cost of Revenues
The total cost of revenues in 1997 was $13.5 million or 26% lower than costs of $18.3 million in 1996. As a percent of total revenues, total cost of revenues was 36% of revenues in 1997, as compared to 49% of revenues in 1996. This decrease was largely due to a $1.9 million one-time charge that was recorded in the second quarter of 1996 for the write down of less productive software assets to their net realizable value. A continuing shift away from the higher cost services business also contributed to the decrease.

Excluding the effect of the $1.9 million one-time charge referred to above, cost of software licenses represented 13% of software license revenue in 1997, down from 21% in 1996. The primary reason for this decrease in costs was the increase in software license fees as fixed expenses decreased. The decrease in fixed costs was in large part related to the completion of a contractual royalty commitment with a third party in the second quarter of 1996.

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

The decrease in product development expenses in real dollars, as well as in relation to total revenues, was due in part to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997. These expenses amounted to $2.2 million in 1996 as compared to $0.7 million in 1997. Product development expenses other than those related to Northern Light Technology Corporation remained relatively flat at $5.9 million in 1996 and $6.0 million in 1997.

In 1997 the Company capitalized approximately $1.8 million of internally developed computer software costs as compared with $2.0 million in 1996.

The Company's expenditures in research and development, including capitalized software costs, were $8.6 million and $10.1 million for the years ended December 31, 1997 and 1996, representing 23% and 27% of revenues, respectively.

General and Administrative Expenses
General and administrative expenses decreased 11% to $5.9 million in 1997 from $6.6 million in 1996. This decrease was primarily caused by the IHS transaction, which offset certain increased costs in the second half of 1997, such as the cost of closing a foreign sales office and a provision for bad debts related to foreign accounts receivable. General and administrative expenses as a percentage of total revenues decreased from 18% in 1996 to 16% in 1997, due to decreased costs while revenues remained flat.

Write Down of Goodwill and Other Non-Recurring Charges
During 1996, the Company recorded a one-time charge, which was included in cost of revenues in the consolidated statement of operations, in the amount of $1.9 million for the write down of less productive software assets to their net realizable value, prepaid royalties and inventory. In addition, in 1996 the Company recorded write downs of goodwill, facilities consolidations, and smaller amounts for severance and miscellaneous items amounting to $1.9 million, which was included in operating expenses in the consolidated statement of operations. There were no such non-recurring charges recorded in 1997.

Charge for Purchased In-Process Research and Development
In conjunction with the acquisitions of Status/IQ Ltd. in March 1996 and Ntergaid, Inc. in July 1996, the Company acquired certain technologies under development that the Company hoped would prove valuable to the future growth of the Company. Purchased research and development that had not reached technological feasibility and had no alternative future use was valued using a risk adjusted cash flow model, under which future cash flows were discounted taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of, and potential changes in, future target markets and to the completion of the products that would ultimately be marketed by the Company. Such technology, valued at approximately $1.2 million for Status/IQ and $.7 million for Ntergaid, was charged to operations during the first and third quarters of 1996, respectively, as purchased in-process research and development. There were no charges for purchased research and development in 1997.

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

Other Income (Expense), Net
During 1997 the Company reported approximately $160,000 of net interest expense as compared with approximately $386,000 in net interest income in 1996. The change resulted from decreases in the average balances of cash and investments during 1997 as compared to 1996 as well as interest expense related to the Company's lines of credit during 1997. Other expense, net, amounting to $149,000 in 1997 and other income, net, of $144,000 in 1996 consisted primarily of foreign exchange gains and losses caused by the effect of changes in exchange rates on intercompany balances with the Company's foreign subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1998, the Company had cash and cash equivalents of $12.5 million and working capital of $5.7 million. Operating activities provided $5.3 million of the Company's cash during 1998. Days sales outstanding, based on revenues for each calendar quarter, ranged from 63 days to 41 days during 1998. Days sales outstanding were 44 days during the fourth quarter of 1998. The significant reduction in days sales outstanding during 1998 was primarily due to the collection of large amounts due from certain customers, as well as payments made under the distribution and licensing agreements with IHS, in the quarter ended December 31, 1998. Although the Company has been focusing on decreasing its days sales outstanding, it anticipates that these levels of days sales outstanding will increase going forward.

The Company's investing activities used cash of $5.4 million during 1998, consisting of $1.3 million for additions to property and equipment, $.3 million for the acquisition of Gbook, $.1 million for the acquisition of Sovereign Hill and $3.7 million for a third party license for internally developed capitalized software as well as software that will be included in the Company's products and used to develop custom applications for customers.

The Company's financing activities used cash of $679,000 during 1998, which consisted of proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan in the amount of $390,000, offset against $117,000 in payments related to a capital lease and $952,000 used to repurchase 274,000 shares of Dataware common stock in accordance with the Company's stock repurchase program. The Company did not make any purchases during the fourth quarter of 1998; however, it may make further repurchases from time to time in the open market or in private transactions, as market conditions warrant.

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

The Company has experienced slowdowns in collection of receivables from certain Asian and Brazilian distributors, apparently as a result of the regions' general economic problems. While the Company cannot predict the long-term effect, it is reasonable to assume that there will be an adverse impact on the Company's business as long as the general economic problems persist.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and does not expect that its revenues and earnings will be materially affected.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS:

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

The Company provides services through a variety of computer systems, including servers for web hosting. The Company has begun a review of the Year 2000 compliance of these systems and expects that it will be completed by mid-1999. To the extent the untested systems are not Year 2000 compliant, the Company expects to undertake to correct the problems, which may require acquiring new equipment. However, there may be a material adverse impact on the Company's service revenues if these efforts cannot be completed in time.

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

Because the evaluation of its products, services and internal systems is not complete, the Company does not yet know the total cost of this effort. Accordingly, it is possible that the cost could have a material effect on the Company's results of operations or financial condition. Any such costs will be funded through operating cash flows and will be expensed as incurred. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes. Furthermore, this does not include potential costs related to any customer or other claims, nor the cost of internal hardware or software replaced in the ordinary course of business and not accelerated for Year 2000 compliance purposes.

Because the Company has not yet identified any significant Year 2000 issues in its systems, it has not formed a contingency plan to address any such issues. The failure to develop and implement a contingency plan, if in fact needed, could have a material adverse impact on the Company.

The Company is reviewing all major suppliers to determine the status and schedule for their Year 2000 compliance, since their noncompliance may have a material adverse impact on the Company's business. The review may include, where feasible, obtaining warranties of compliance for products and services and will include testing where appropriate. The Company's review of major suppliers is anticipated to be complete by mid-1999. To the extent that its review shows that a particular supplier's situation poses unacceptable risks to the Company, the Company plans to identify an alternate source by September 30, 1999.

The Company plans to request information on the Year 2000 compliance of its principal customers. The potential for an adverse impact on Dataware from customers' Year 2000 problems ranges from the failure of Dataware products when used in conjunction with other customer systems to the possibility that a customer will itself be so severely impacted by the Year 2000 problem that it will be unable to provide the Company the level of revenues as in the past. It should be noted that the Company's customers are in many cases publishers and distributors, so the level of business they do with Dataware may depend in large part on the situation with their respective customers. Since the Company is continuously marketing to new customers, its customer review cannot be complete as of any particular date.

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

Other Factors
Exhibit 99.1 hereto contains additional information about important factors that may cause the Company's actual results to differ from those contemplated by any forward-looking statements in this Annual Report. That information is incorporated herein by reference.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable is immaterial.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Dataware Technologies, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Dataware Technologies, Inc. (the "Company") and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 11, 1999

                          Dataware Technologies, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)


                                                                                  December 31,
                                                                              1998            1997
                                                                          ----------      ----------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   12,468      $   13,231
    Accounts receivable, less allowance for doubtful
    accounts of $846 and $750 at December 31, 1998
    and 1997, respectively                                                     4,248           6,678
    Receivable related to sale of services business                              ---             490
    Prepaid expenses and other current assets                                  1,355           1,461
                                                                          ----------      ----------
         Total current assets                                                 18,071          21,860

    Property and equipment, net                                                3,394           4,198
    Computer software costs, net                                               3,540           2,483
    Investment in Northern Light, LLC                                            512             512
    Goodwill                                                                   3,232             ---
                                                                          ----------      ----------

         Total assets                                                     $   28,749      $   29,053
                                                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings                                                 $    1,350      $      ---
    Accounts payable                                                           2,538           2,677
    Payable related to sale of services business                                 ---           2,466
    Accrued acquisition-related costs                                            578             972
    Accrued non-recurring charges                                                559             ---
    Accrued expenses                                                           2,345           1,306
    Accrued compensation                                                       1,976           1,786
    Income taxes payable                                                         720             830
    Deferred revenue                                                           2,330           2,550
                                                                          ----------      ----------

         Total current liabilities                                            12,396          12,587

Commitments and Contingencies (Notes G and I)                                    ---             ---

Stockholders' equity:
    Preferred stock, $.01 par value, 8,000,000 shares
      authorized, none issued and outstanding                                    ---             ---
    Common stock, $.01 par value, 14,000,000 shares authorized;
      9,465,305 shares issued and 9,391,305 shares outstanding at
      December 31, 1998;
      9,267,217 shares issued and outstanding at December 31, 1997                95              93
    Additional paid-in capital                                                47,323          46,800
    Accumulated deficit                                                      (30,625)        (30,221)
    Accumulated other comprehensive loss                                        (182)           (206)
    Treasury stock, 74,000 shares at cost                                       (258)            ---
                                                                          ----------      ----------

         Total stockholders' equity                                           16,353          16,466
                                                                          ----------      ----------

         Total liabilities and stockholders' equity                       $   28,749      $   29,053
                                                                          ==========      ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                          Dataware Technologies, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                                             Year ended December 31,
                                                                                         1998        1997         1996
                                                                                       ---------   ---------   ----------
Revenues:
     Software license fees                                                             $  19,258   $  19,534   $   16,502
     Services                                                                             13,732      17,785       20,957
                                                                                       ---------   ---------   ----------

          Total revenues                                                                  32,990      37,319       37,459

Cost of revenues:
     Software license fees                                                                 2,026       2,544        3,437
     Write down of capitalized software and intangible assets                                885         ---        1,926
     Services                                                                              7,288      10,966       12,938
                                                                                       ---------   ---------   ----------

          Total cost of revenues                                                          10,199      13,510       18,301
                                                                                       ---------   ---------   ----------

Gross profit                                                                              22,791      23,809       19,158

Operating expenses:
     Sales and marketing                                                                  10,953      16,603       17,679
     Product development                                                                   5,956       6,721        8,144
     General and administrative                                                            5,229       5,884        6,603
     Write down of goodwill and other non-recurring charges                                  759         ---        1,889
     Charge for  purchased in-process research and development                               450         ---        1,861
                                                                                       ---------   ---------   ----------

          Total operating expenses                                                        23,347      29,208       36,176
                                                                                       ---------   ---------   ----------

Loss from operations                                                                        (556)     (5,399)     (17,018)

Interest income                                                                              482         116          405
Interest expense                                                                              (6)       (276)         (19)
Settlement of litigation                                                                     ---         ---       (2,823)
Other income (expense), net                                                                  (22)       (149)         144
                                                                                       ---------    --------    ---------

Loss before provision for income taxes                                                      (102)     (5,708)     (19,311)
                                                                                       ---------   ---------   ----------

Provision for income taxes                                                                   105          80          ---
                                                                                       ---------   ---------   ----------

Net loss                                                                                    (207)     (5,788)     (19,311)

Accretion of preferred stock                                                                 ---         677          ---
                                                                                       ---------   ---------   ----------

Net loss to common stockholders                                                        $    (207)  $  (6,465)  $  (19,311)
                                                                                       =========   =========   ==========

Net loss per common share - basic and diluted                                          $   (0.02)  $   (0.85)  $    (3.01)
                                                                                       =========   =========   ==========

Weighted average number of common shares outstanding - basic and diluted                   9,265       7,632        6,425
                                                                                       =========   =========   ==========

   The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                                    Year Ended December 31,
                                                                                                  1998        1997        1996
                                                                                                 ------      ------      ------
Cash flows provided by (used in) operating activities:
Net loss                                                                                         $  (207)    $(5,788)    $(19,311)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                                   3,717       3,780        3,415
   Amortization of goodwill                                                                          ---         263          373
   Provision for doubtful accounts                                                                   596         778          810
   Loss (gain) on foreign currency transactions                                                       24         230         (122)
   Deferred taxes                                                                                    ---         ---          620
   Non-cash portion of write down of intangibles and litigation settlement                           759         ---        1,876
   Purchased in-process research and development                                                     450         ---        1,861
   Write down of abandoned capitalized software                                                      885                    1,585
   Stock options and warrants issued to consultants and bank                                          88         157          200
   Changes in operating assets and liabilities, net
    of effects from acquisitions and dispositions of businesses:
     Accounts receivable                                                                           2,070      (2,174)          50
     Prepaid expenses and other current assets                                                       645        (533)         324
     Accounts payable                                                                               (719)     (1,007)       1,099
     Accrued expenses and compensation                                                            (2,031)      2,292          (13)
     Accrued litigation and non-recurring charges                                                   (559)       (326)         982
     Income taxes payable                                                                           (112)       (284)        (787)
     Deferred revenue                                                                               (261)      1,054          (97)
                                                                                                 -------     -------     --------

      Net cash provided by (used in) operating activities                                          5,345      (1,558)      (7,135)
                                                                                                 -------     -------     --------

Cash flows provided by (used in) investing activities:
  Purchase of marketable securities                                                                  ---         ---       (4,080)
  Proceeds from sales and maturities of marketable securities                                        ---         ---       12,963
  Additions to property and equipment                                                             (1,313)     (1,411)      (3,758)
  Proceeds from sale of portion of services business, net of cash acquired (disposed)                ---       8,546          ---
  Acquisition of businesses                                                                         (400)        ---       (1,520)
  Additions to capitalized software costs                                                         (3,693)     (1,788)      (1,956)
                                                                                                 -------     -------     --------

      Net cash provided by (used in) investing activities                                         (5,406)      5,347        1,649
                                                                                                 -------     -------     --------
Cash flows provided by (used in) financing activities:
  Proceeds from issuance of common stock and exercise
   of stock options                                                                                  390       4,130          453
  Purchase of treasury stock                                                                        (952)        ---          ---
  Principal payments on notes and capital leases                                                    (117)        ---         (340)
  Proceeds from issuance of preferred stock                                                          ---       3,000          ---
  Dividends and issuance costs related to preferred stock                                            ---        (267)         ---
  Increase in short-term borrowings, net                                                             ---         403           42
                                                                                                 -------     -------     --------

      Net cash provided by (used in) financing activities                                           (679)      7,266          155
                                                                                                 -------     -------     --------

Effect of exchange rate changes on cash                                                              (23)       (192)         (35)
                                                                                                 -------     -------    ---------

Net change in cash and cash equivalents                                                             (763)     10,863       (5,366)
Cash and cash equivalents at beginning of year                                                    13,231       2,368        7,734
                                                                                                 -------     -------     --------

Cash and cash equivalents at end of year                                                         $12,468     $13,231     $  2,368
                                                                                                 =======     =======     ========

Supplemental disclosure of cash flow information:
 Interest paid                                                                                   $   ---     $   276     $     19
                                                                                                 =======     =======     ========

Supplemental disclosure of non-cash investing and financing transactions:
 Conversion of preferred stock into common stock                                                 $   ---     $ 3,343     $    ---
                                                                                                 =======     =======     ========

 Accretion of preferred stock                                                                    $   ---     $   677     $    ---
                                                                                                 =======     =======     ========

 Warrants issued in connection with issuance of preferred stock and acquisition                  $    45     $    83     $    ---
                                                                                                 =======     =======     ========

 Investment in Northern Light LLC in exchange for assets                                         $   ---     $   512     $    ---
                                                                                                 =======     =======     ========

 Stock issued in connection with acquisitions and settlement of litigation                       $   497     $   656     $  1,042
                                                                                                 =======     =======     ========

 Note payable assumed in connection with acquisition                                             $ 1,350     $   ---     $    101
                                                                                                 =======     =======     ========
 Capitalized lease in connection with equipment                                                  $   287     $   ---     $    ---
                                                                                                 =======     =======     ========

The accompanying notes are an integral part of the consolidated financial statements

Dataware Technologies, Inc.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 1998, 1997 and 1996

                                                                                                ACCUMULATED
                                                                      ADDITIONAL                   OTHER
                                                      COMMON STOCK     PAID-IN   ACCUMULATED   COMPREHENSIVE      TREASURY STOCK
                                                    ----------------                                            ------------------
(In thousands)                                      SHARES    AMOUNT   CAPITAL     DEFICIT          LOSS        SHARES      AMOUNT
                                                    ------    ------  ---------- -----------   -------------    ------      ------
Balance at December 31, 1995                         6,239    $   62  $  36,782  $  (4,445)      $   (183)
Stock options exercised and shares issued
   in conjunction with employee stock purchase
   plan                                                202         2        451
Stock options issued in conjunction with
   acquisitions                                                             107
Stock options issued to consultants                                         200
Shares issued in settlement of litigation               75         1        280
Shares issued in connection with acquisitions          125         1        653
Comprehensive loss:
   Net loss                                                                        (19,311)
   Translation adjustment                                                                            (156)
   Unrealized loss on marketable securities                                                           (26)
   Comprehensive loss
                                                    ------    ------  ---------- -----------   -------------    ------      ------

Balance at December 31, 1996                         6,641        66     38,473    (23,756)          (365)
                                                    ------    ------  ---------- -----------   -------------    ------      ------

Stock options exercised and shares issued
   in conjunction with employee stock
    purchase plan                                      148         2        292
Change in translation adjustment due to disposal
   of foreign subsidiaries                                                                            413
Shares issued in settlement of litigation              175         2        654
Stock options issued in conjunction with
   sale of portion of services business                                      68
Stock options and warrants issued to consultants
   and bank                                                                 157
Shares issued in connection with private
 placements                                          1,085        11      3,825
Conversion of preferred stock to common stock        1,218        12      3,331
Accretion of preferred stock                                                          (677)
Comprehensive loss:
   Net loss                                                                         (5,788)
   Translation adjustment                                                                            (254)
   Comprehensive loss
                                                    ------    ------  ---------- -----------   -------------    ------      ------

Balance at December 31, 1997                         9,267        93     46,800    (30,221)          (206)
                                                    ------    ------  ---------- -----------   -------------    ------      ------

Stock options exercised and shares issued
   in conjunction with employee stock
   purchase plan                                       198         2        390
Stock options and warrants issued to consultants
   and bank                                                                  88
Warrants issued in connection with acquisition                               45
Treasury shares purchased                                                                                          274      $ (952)
Treasury shares issued in connection with
   acquisition                                                                        (197)                       (200)        694
Comprehensive loss:
   Net loss                                                                           (207)
   Translation adjustment                                                                              24
   Comprehensive loss
                                                    ------    ------  ---------- -----------   -------------    ------      ------

Balance at December 31, 1998                         9,465    $   95  $  47,323  $ (30,625)      $   (182)          74      $ (258)
                                                    ======    ======  ========== ===========   =============    ======      ======

                                                                        TOTAL
                                                    COMPREHENSIVE    STOCKHOLDERS'
                                                        LOSS            EQUITY
                                                    -------------    -------------
Balance at December 31, 1995                                         $      32,216
Stock options exercised and shares issued
   in conjunction with employee stock purchase
   plan                                                                        453
Stock options issued in conjunction with
   acquisitions                                                                107
Stock options issued to consultants                                            200
Shares issued in settlement of litigation                                      281
Shares issued in connection with acquisitions                                  654
Comprehensive loss:
   Net loss                                         $     (19,311)         (19,311)
   Translation adjustment                                    (156)            (156)
   Unrealized loss on marketable securities                   (26)             (26)
                                                    -------------
   Comprehensive loss                               $     (19,493)
                                                    =============    -------------
Balance at December 31, 1996                                                14,418
                                                                     -------------

Stock options exercised and shares issued
   in conjunction with employee stock
    purchase plan                                                              294
Change in translation adjustment due to disposal
   of foreign subsidiaries                                                     413
Shares issued in settlement of litigation                                      656
Stock options issued in conjunction with
   sale of portion of services business                                         68
Stock options and warrants issued to consultants
   and bank                                                                    157
Shares issued in connection with private
 placements                                                                  3,836
Conversion of preferred stock to common stock                                3,343
Accretion of preferred stock                                                  (677)
Comprehensive loss:
   Net loss                                         $      (5,788)          (5,788)
   Translation adjustment                                    (254)            (254)
                                                    -------------
   Comprehensive loss                               $      (6,042)
                                                    =============    -------------

Balance at December 31, 1997                                                16,466
                                                                     -------------
Stock options exercised and shares issued
   in conjunction with employee stock
   purchase plan                                                               392
Stock options and warrants issued to consultants
   and bank                                                                     88
Warrants issued in connection with acquisition                                  45
Treasury shares purchased                                                     (952)
Treasury shares issued in connection with
   acquisition                                                                 497
Comprehensive loss:
   Net loss                                         $        (207)            (207)
   Translation adjustment                                      24               24
                                                    -------------
   Comprehensive loss                               $        (183)
                                                    =============    -------------

Balance at December 31, 1998                                         $      16,353
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

Use of Estimates

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

Foreign Currency

The accounts of foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported in Accumulated Comprehensive Loss, a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net.

Reclassification

Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

Revenue Recognition

The Company recognizes software revenues in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." Revenue from software license fees are recorded upon execution of the contract provided that all shipment obligations have been met, fees are fixed or determinable, and collection is deemed probable. Revenue from maintenance contracts, including amounts bundled in initial software licenses, is deferred and recognized ratably over the term of the agreement, generally one year. Revenues from services are recognized as the Company performs the service in accordance with the contract.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents are stated at cost, which approximates fair value because of the short maturity of these investments.

Property and Equipment

Property and equipment is stated at cost, and is depreciated on a straight-line basis over the estimated useful life of the assets, generally three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the assets or the lease term.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk at December 31, 1998, consist of temporary cash investments and trade receivables.

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

Long-Lived Assets

The Company periodically evaluates the net realizable value of long-lived assets, including capitalized software, goodwill and property and equipment, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flows derived from the asset are less than its carrying value. In addition, the Company's evaluation considers nonfinancial data such as market trends, product and development cycles, and changes in management's market emphasis.

Computation of Net Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), which became effective for the Company in 1997.

SFAS 128 requires the calculation of basic and diluted net income per share. Basic net income per share excludes any dilutive effect of options, warrants and convertible securities. Diluted net income per share uses the treasury stock method, which considers the effect of all dilutive equity instruments using the average market price for the period in determining the dilutive effect of options.

New Pronouncements

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions," which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and does not expect that their revenues and earnings will be materially affected.

B.  BUSINESS COMBINATIONS AND DISPOSALS

Information Handling Services Group, Inc.
-----------------------------------------
On September 30, 1997, the Company sold a portion of its data services business, consisting of the stock of five foreign subsidiaries in Australia, Canada, Germany, Italy and Sweden and certain other assets of the Company, to Information Handling Services Group, Inc. ("IHS") in exchange for cash and the stock of IHS's subsidiary, Creative Multimedia Corporation ("CMC").


Creative Multimedia Corporation
-------------------------------
The acquisition of CMC was accounted for as a purchase and, accordingly, the assets, liabilities and results of operations were included from the acquisition date. The results of the continuing operations of CMC for the years ended December 31, 1997, and December 31, 1996, were immaterial to the results of the Company. As a result, proforma financial information has not been presented.

Sovereign Hill
---------------
On December 31, 1998, the Company acquired substantially all of the assets and assumed selected liabilities of Sovereign Hill Software, Inc. ("Sovereign Hill") for approximately $1,181,000. Sovereign Hill developed, marketed and distributed advanced information retrieval and information processing products designed to access and analyze large-scale heterogeneous, distributed multimedia document databases.

The purchase of Sovereign Hill's net liabilities of $2,051,000 was funded as follows: (i) 200,000 shares of Dataware Common Stock with a fair value of approximately $497,000 at the date of acquisition, (ii) 5-year warrants to purchase 40,000 additional shares of Dataware Common Stock at an exercise price of $6.00 per share valued at $45,000, and (iii) $100,000 in cash. Dataware expects to incur approximately $539,000 of direct acquisition expenses related to the transaction.

The acquisition has been accounted for as a purchase and, accordingly, the operating results of Sovereign Hill have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net liabilities assumed of approximately $3,232,000 was recognized as goodwill and is being amortized over 5 years.

The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume the Sovereign Hill acquisition occurred as of January 1, 1997:

          -----------------------------------------------------
                              Year Ended December 31
                     (in thousands, except per share data)
                                      1998      1997
          -----------------------------------------------------
          Net sales                 $34,039   $ 38,684
          Net loss available to
          common stockholders        (2,444)   (10,782)
          Earnings per share:
               Basic                  (0.26)     (1.38)
               Diluted                (0.26)     (1.38)
          -----------------------------------------------------

The pro forma data is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition occurred at the beginning of 1997, or the results that may occur in the future.

Green Book
-----------
On January 23, 1998, the Company completed the acquisition of all of the outstanding shares of Green Book International Corporation ("Gbook"), in exchange for approximately $300,000 in cash. Prior to the acquisition, Gbook was the developer of a software package for the electronic publishing of financial prospectuses. The acquisition has been accounted for as a purchase and, accordingly, the assets, liabilities and results of operations of Gbook are included in the financial statements from the acquisition date. The results of the continuing operations of Gbook are immaterial in the context of the results of the Company. As a result, pro-forma financial information has not been presented.

The purchase price, including direct expenses of approximately $150,000, was allocated to the tangible net assets acquired and to purchased in-process research and development ("R&D") based on the fair market values of those assets using a risk adjusted discounted cash flow approach. Specifically, the purchased technology underlying Gbook's electronic file compression and viewing software and its object oriented electronic authoring system was evaluated through extensive interviews and analysis of data concerning the state of the technology and additional development work required to incorporate it into a product and service offering by the Company's Ledge division to its financial, health care and technology customers. The evaluation of the underlying technology acquired considered the inherent difficulties and uncertainties in completing the development, and thereby achieving technological feasibility, and the risks related to the viability of, and potential changes in, future target markets.

The purchased technology was incomplete inasmuch as the Company needed to make substantial modifications to change user interfaces, fix software bugs, enhance features and integrate the software into the Company's future products and services. The underlying technology had no alternative future use in its purchased state, in other research and development projects or otherwise, since it was acquired for the purpose of significantly improving and integrating such technology into a product and service offering by the Company's Ledge division to its financial, health care and technology customers, and was not to be marketed as a stand-alone product without significant further development. Accordingly, the Company recognized a charge of $450,000 for purchased in-process R&D in the first quarter of 1998.

The Company successfully completed the further development necessary to complete the required technology during 1998. The cost of completing the development effort was in line with management's estimates at the time that the technology was purchased. The product began shipping in June of 1998.

Status/IQ
---------
On March 29, 1996 the Company completed the acquisition of all of the outstanding shares of Status/IQ Ltd. ("Status"), located in the United Kingdom, in exchange for approximately $1,394,000 (including acquisition expenses), consisting of cash, common stock of the Company, and warrants to purchase additional common stock of the Company. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities and results of operations were included in the financial statements from the acquisition date. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that would ultimately be marketed by the Company. This analysis resulted in an allocation of $1,193,000 to purchased in-process research and development expense. In addition, $175,000 of the purchase price was allocated to computer software costs and amortized over a one year period.

S Cube
------
On May 15, 1996 the Company completed the acquisition of substantially all of the assets and assumed the liabilities of S Cube SRL ("S Cube") of Milan for approximately $389,000 in cash (including acquisition expenses). The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities, and results of operations were included in the financial statements from the acquisition date. The purchase price was allocated to the assets and liabilities of S Cube based on their estimated respective fair values. The excess purchase price over the fair value of net assets acquired, totaling $155,000, was included in intangible assets and amortized using a five-year life. As a result of the sale of the stock of the Company's Italian subsidiary to IHS as noted above, the unamortized portion of the intangible asset was removed from the Company's books as of September 30, 1997.

Ntergaid
---------
On July 31, 1996 the Company acquired Ntergaid, Inc. ("Ntergaid") of Milford, Connecticut, through the merger of a wholly-owned subsidiary with Ntergaid for a cost of approximately $685,000 (including acquisition expenses), consisting of cash and common stock of the Company. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities, and results of operations have been included in the financial statements from the acquisition date. Purchased research and development that had not reached technological feasibility and that had no alternative future use was valued using a risk adjusted cash flow model under which future cash flows were discounted, taking into account risks related to existing and future markets and an assessment of the life expectancy of the purchased software. Expected future cash flows associated with in-process research and development were discounted considering risks and uncertainties related to the viability of and potential changes in future target markets and to the completion of the products that would ultimately be marketed by the Company. This analysis resulted in an allocation of $668,000 to purchased in-process research and development expense in 1996.

C. WRITE DOWN OF ASSETS AND OTHER NON-RECURRING CHARGES

During the fourth quarter of 1998, the Company recorded non-recurring charges of approximately $1,644,000 (or $.18 per share) in capitalized software and other non-recurring charges. These charges were the result of the Company's focus on next generation products, internal systems and certain management changes.

During the second quarter of 1996, the Company wrote down approximately $3,815,000 (or $.59 per share) in capitalized software and other non-recurring charges. These charges were the result of the Company's focus on next generation products, strengthening the Company's sales organizations, and consolidation of certain facilities. There were no write downs of assets or non-recurring charges recorded in 1997.

Detail of the items written off in 1998 and 1996 are as follows (in thousands):

                                       1998                     1996
Charged to Cost of Revenues:
           Capitalized software         $ 885  (A)             $1,585
           Product royalties              ---                     279
           Inventory                      ---                      62
                                   ----------               ---------

           Total                        $ 885                  $1,926
                                   ==========               =========

Charged to Operating Expenses:
           Severance payments           $ 358  (B)             $  258
           Fixed assets                   201  (C)                149
           Other charges                  200  (D)                155
           Goodwill                       ---                     812
           Facilities charge              ---                     315
           Product development
           royalties                      ---                     200
                                   ----------               ---------

           Total                        $ 759                  $1,889
                                   ==========               =========

A. During the fourth quarter of 1998, the Company abandoned a portion of purchased capitalized software, resulting in a charge of $885,000. In connection with the acquisition of Sovereign Hill, a portion of the purchased capitalized software that was to be implemented was replaced with Sovereign Hill technology and the purchase capitalized software was written down to net realizable value. The Company also determined that the portion of purchase capitalized software that was replaced with Sovereign Hill technology had no alternative future uses.

B. Severance charge of $358,000 relates to the voluntary separation of the Chief Executive Officer on December 31, 1998. Severance will be paid over a one-year period from July 1999 to June 2000.

C. During the fourth quarter of 1998, the Company abandoned a portion of its internally developed computer software system, resulting in a charge of $201,000. The system was not year 2000 compliant and management has begun using alternative applications in its place. The Company determined that this computer software was obsolete and there was no alternative future use.

D. The Company waived the right to call for the redemption of 86,391 shares, owned by three of the Company's founders, resulting in a charge of approximately $200,000. In early 1990, software developers had requested equity compensation, which had not yet been formalized in the grant of stock or options. The three shareholders agreed to make the shares available out of their own holdings. The Company granted stock options to the developers and three of the founding shareholders were to sell back to the Company the 86,391 shares if the Company called for redemption. The Company did not call for redemption and the call was waived.

D. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                       December 31,
                                                    1998           1997
                                                ------------------------------
Computer and office equipment and software        $ 9,860         $8,530
Furniture and fixtures                                894            807
Leasehold improvements                                ---            327
Computer equipment and computer software
       under capital lease arrangement                287             50
                                                ------------------------------
                                                   11,041          9,714
Less: accumulated depreciation
      and amortization                              7,647          5,516
                                                ------------------------------
                                                  $ 3,394         $4,198
                                                ==============================

Depreciation and amortization expense was $1,966,000, $2,255,000 and $2,106,000 for the years ended December 31, 1998, 1997 and 1996, respectively, including amortization related to computer equipment and computer software under capital lease arrangements amounting to $41,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively.

During the fourth quarter of 1998, the Company abandoned a portion of its internally developed computer software system, resulting in a charge of $201,000. The system was not year 2000 compliant and management has begun using alternative applications in its place. The Company determined that this computer software was obsolete and there was no alternative future use (see Note C).

E.  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

Capitalized purchased and internally developed software costs at December 31, 1998 and 1997 consists of the following (in thousands):

                                                   December 31,
                                                1998           1997
                                           -------------------------
Capitalized software development costs         $9,555         $6,747
Less: accumulated amortization                  6,015          4,264
                                           -------------------------
                                               $3,540         $2,483
                                           =========================

During 1998, 1997 and 1996, the Company capitalized $1,898,000, $1,788,000 and
$1,956,000, respectively, of internally developed software costs. These costs, net of accumulated amortization, amounted to $2,630,000 at December 31, 1998, and $2,483,000 at December 31, 1997. Amortization of internally developed capitalized software costs was $1,751,000, $1,544,000, and $814,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The cost of purchased computer software is capitalized and amortized on a straight-line basis over its estimated useful life, generally two to five years. The Company capitalized $1,795,000, of which $885,000 was written off as a one-time charge, of purchased development software during 1998. Amortization will commence when the asset is placed in service in January 1999. During the year ended December 31, 1996, the Company capitalized approximately $175,000 of purchased software costs related to the acquisition of Status/IQ, Ltd. All purchased software costs were fully amortized as of December 31, 1996. Amortization expense related to purchased software was $495,000 for the year ended December 31, 1996. There was no capitalization or amortization of purchased software during 1997.

During the years ended December 31, 1998, 1997 and 1996 the Company recorded one-time charges for the write down of $885,000, $0, and $1,585,000, respectively, in abandoned capitalized software assets to their net realizable value as part of the write down of certain assets and other non-recurring charges (see Note C).

F. GOODWILL

Goodwill consists of the following (in thousands):

                                          December 31,
                                       1998           1997
                                   --------------------------
Goodwill                             $3,232            ---
Less: accumulated amortization          ---            ---
                                   --------------------------
                                     $3,232            ---
                                   ==========================

The goodwill balance as of December 31, 1998, is related to the acquisition of Sovereign Hill Software, Inc. on that date (see Note B). The balance will be amortized over a five-year period beginning in January of 1999.

G. DEBT

Lines of Credit

On June 23, 1997, the Company entered into a secured, one-year line of credit agreement in the amount of $2,000,000 with a major U.S. bank. Interest was payable at 1% over the prime rate of interest, or 9 1/2% during the period ended September 30, 1997. On September 10, 1997, the agreement was amended to include an overadvance facility in the amount of $750,000. Interest during the overadvance period was payable at 3% over the prime rate of interest, or 11 1/2% during the third quarter of 1997. As of September 30, 1997, the Company had paid down all amounts borrowed against this line of credit and had terminated the line. In connection with the line of credit, on June 23, 1997, the Company issued a seven-year warrant to purchase shares of the Company's common stock at $3.42 per share. Based on the amount of the Company's borrowings under the line of credit, this warrant is now exercisable for 46,783 shares. An additional seven-year warrant, for the purchase of 24,767 shares of common stock at $3.23 per share, was issued to the bank on September 10, 1997, in connection with the overadvance facility. Under the warrants, the bank has had the right since December 31, 1998 to put the unexercised warrants and any shares issued upon exercise back to the Company for $4.50 per share, less any unpaid warrant exercise price.

Short-term Debt

On December 31, 1998 the Company assumed $1,350,000 in short-term borrowings from a financial institution as part of the purchase of Sovereign Hill Software, Inc. The full amount was repaid by the Company in January of 1999.

Capital Lease

The Company entered into a capital lease agreement for equipment in August of 1998. The original lease obligation was $287,000 payable monthly over a 12 month period. As of December 31, 1998, the Company 's commitment related to the capital lease was as follows (in thousands):

                                     1998
                                   -------
Capital lease obligations            $ 170
Amounts due within one year            170
                                     -----
Long-term portion                    $ ---
                                     =====

H. STOCKHOLDERS' EQUITY

Common Stock

On September 30, 1997, the Company issued 1,085,000 shares of common stock to two investors in a private placement for gross proceeds of $3,770,375. A financial investor purchased 865,000 of these shares and the remaining 220,000 shares were issued to an affiliate of IHS in connection with the sale and exchange of services businesses transaction described in Note B above.

On December 31, 1998, the Company issued 200,000 shares of common stock and warrants to purchase an additional 40,000 shares to Sovereign Hill Software, Inc. in consideration for the acquisition of Sovereign Hill's assets (see Note
B).

As of December 31, 1998, the Company had outstanding warrants to purchase 276,550 shares of its common stock at purchase prices ranging between $3.23 and $10.00 per share and expiring between March 28, 1999 and September 10, 2004.

Common Stock Repurchase Program

In the third quarter of 1998, the Company's Board of Directors authorized a common stock repurchase program allowing that up to an aggregate of 1,000,000 shares of its common stock, $0.01 par value, subject to an aggregate cap of $3,000,000, may be purchased in the form of open market purchases and privately negotiated transactions.

During 1998, the Company repurchased 274,000 shares of Dataware common stock in accordance with the stock repurchase program for $952,000 ($3.47 per share). The Company may make further repurchases from time to time in the open market or in private transactions, as market conditions warrant.

Preferred Stock

The Company has authorized a total of 8,000,000 shares of preferred stock with a par value of $.01 per share, of which 300,000 shares are designated Series A Junior Participating Preferred Stock, 3,000 shares are designated Series B Convertible Preferred Stock, and the balance of which are not currently designated in any series. Prior to the initial public offering in July 1993, the preferred stock was designated into several series with differing terms, including 7,038,805 shares of Redeemable Convertible Preferred Stock, 369,767 shares of preferred stock and 591,428 shares of Series D Preferred Stock. There were no shares of preferred stock issued and outstanding at December 31, 1998 and 1997.

On April 14, 1997, the Company closed $3,000,000 of new financing through the private placement of 3,000 shares of Series B Convertible Preferred Stock. As of September 30, 1997, all such shares of preferred stock had been converted into common stock.

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

Equity Incentive Plan

The Company adopted the 1988 Stock Option Plan during 1988. On May 19, 1993, the stockholders of the Company approved the 1993 Equity Incentive Plan ("the Plan") as successor to the 1988 Stock Option Plan. Through May 1998, stockholders of the Company had approved amendments of the Plan providing for a cumulative aggregate number of shares issuable under the plan of 3,500,000. The Plan provides for the grant of nonqualified and incentive stock options to employees. Incentive stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value of the stock on the date of the grant. Nonqualified stock options are granted at prices determined by the Board of Directors. All stock options granted to date have been granted at not less than the fair market value of the common stock at the date of grant. The term of the outstanding options is ten years. The options granted to date vest at various rates over periods up to five years.

Director Stock Option Plan

On May 19, 1993, the stockholders of the Company approved the 1993 Director Stock Option Plan ("the Plan"). As amended by the stockholders to date, the cumulative aggregate number of shares issuable under the Plan is 130,000. The Plan provides for annual grants of nonqualified stock options to directors at fair market value on the date of the grant. The term of the outstanding options is ten years. All options granted under the Plan become exercisable ratably over a twelve month period.

Ledge Stock Options

On December 30, 1995 the Company acquired Ledge Multimedia, Inc. ("Ledge"). In January 1996 the Company granted nonqualified stock options providing for the issuance of up to 175,000 shares to former employees of Ledge who became employees of the Company upon the merger. These options were granted at fair market value on the date of the grant. The term of the outstanding options is ten years. All options granted under the Plan become exercisable at various rates, beginning in the initial year of grant.

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

Options Issued in Connection with Employment Agreement

In January 1999, in order to induce the Company's new President and Chief Executive Officer to enter into an employment agreement, the Company granted him nonqualified stock options to purchase 352,750 shares of common stock outside the 1993 Equity Incentive Plan, all at fair market value on the date of grant. The options vest 22% on December 31, 1999, and the balance vest ratably at the end of the following three years.

Supplemental Disclosures for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which is effective for periods beginning after December 15, 1995. SFAS No. 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosures of net income and earnings per share in the notes to the financial statements. The Company adopted SFAS No. 123 in 1996 and elected the disclosure-only alternative provisions. The Company has chosen to continue to account for stock-based compensation granted to employees and directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per common share would have been reduced to the pro forma amounts indicated below:

                    Net Loss to          Net Loss per     Net Loss per
                Common Stockholders     Share - Basic    Share - Diluted
                --------------------  -----------------  ----------------
As reported:
        1998        $       (207)        $    (0.02)        $   (0.02)
        1997              (6,465)             (0.85)            (0.85)
        1996             (19,311)             (3.01)            (3.01)

Pro forma:
        1998        $     (1,211)        $     (.13)        $    (.13)
        1997              (8,909)             (1.17)            (1.17)
        1996             (23,918)             (3.72)            (3.72)

The fair value of each option granted during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 5% in 1998 and 6% in 1997 and 1996 (2) expected option life of 5 years in 1998 and 1997 and 4 years in 1996, (3) expected stock volatility of 75% in 1998, 65% in 1997 and 70% in 1996, and (4) expected dividend yield of 0%. The amount of compensation expense, net of income taxes, included in the pro forma net loss and net loss per share detailed in the table above, is approximately $885,000, $2,318,000 and $4,519,000 for 1998, 1997 and 1996, respectively.

The effects of applying SFAS No. 123 for the purposes of pro forma disclosures may not be indicative of the effects on reported net income (loss) and earnings per share for future years, as the pro forma disclosures include the effects of only those awards granted after January 1, 1995.

Information with respect to stock options granted under all stock option plans is as follows:

                                                                    Weighted
                                                    Weighted      Average Fair
                                                    Average         Value of
                                      Shares     Exercise Price  Options Granted
                                    -----------  --------------  ---------------
Outstanding at December 31, 1995     1,649,479             9.61
Granted                              1,778,329             6.51            $2.77
Exercised                             (112,862)            0.75
Cancelled                           (1,440,931)           11.39
                                    ----------

Outstanding at December 31, 1996     1,874,015             5.83
Granted                              1,486,994             3.26            $3.23
Exercised                            (  46,017)            0.50
Cancelled                           (1,318,006)            6.58
                                    ----------

Outstanding at December 31, 1997     1,996,986             3.39
Granted                                567,175             3.41            $3.02
Exercised                             ( 91,229)            1.71
Cancelled                             (309,988)            3.41
                                    ----------

Outstanding at December 31, 1998     2,162,944             3.39
                                    ==========


The following table summarizes option information about stock options outstanding as of December 31, 1998:

                                        Weighted Average
      Range of             Number          Remaining        Weighted Average      Number       Weighted Average
   Exercise Prices       Outstanding    Contractual Life     Exercise Price     Exercisable     Exercise Price
---------------------  -------------- ------------------- ------------------- --------------- -----------------
    $  0.3000-$2.7500        223,826                5.46            $ 1.4117        163,303            $ 1.0283
    $  2.9380-$3.0000        234,938                8.29            $ 2.9549        149,820            $ 2.9645
    $  3.1250-$3.1250      1,027,250                7.22            $ 3.1250        738,792            $ 3.1250
    $  3.1410-$3.2500        218,575                8.17            $ 3.1672        142,411            $ 3.1544
    $  3.3750-$4.0000        239,125                8.68            $ 3.6408        119,191            $ 3.5958
    $ 4.5000-$10.5000        216,030                6.99            $ 6.2757         47,838            $ 6.1444
    $11.0000-$11.0000            300                6.80            $11.0000            300            $11.0000
    $12.7500-$12.7500            700                5.71            $12.7500            700            $12.7500
    $13.0000-$13.0000          2,000                4.55            $13.0000          2,000            $13.0000
    $15.2500-$15.2500            200                6.29            $15.2500            200            $15.2500
                       --------------                                         ---------------

    $ 0.3000-$15.2500      2,162,944                7.39            $ 3.3197      1,364,555            $ 3.0294
                       ============== =================== =================== =============== =================

In conjunction with the grant of incentive stock options to certain key employees during 1990, the Company entered into an agreement to repurchase from certain stockholders up to 86,391 shares of common stock at a per share price of $.33 if and when the stock options were exercised. At December 31, 1998, no shares had been repurchased. On January 1, 1999, the Company formally waived its right to repurchase these shares. During the year ended December 31, 1998, the Company recorded a $200,000 one-time charge for this waiver (see Note C).

There were 1,209,677 and 1,123,561 stock options exercisable at December 31, 1997 and 1996, respectively, with weighted average exercise prices of $2.97 and $5.31, respectively. There were 1,339,012, 859,154 and 1,028,142 options available for future grant as of December 31, 1998, 1997 and 1996, respectively.

Repricing Stock Options

On May 23, 1996, the Board of Directors of the Company approved a plan ("repricing plan") to reprice all employee stock options under the 1993 Equity Incentive Plan and the Ledge Stock Option Plan. In accordance with the repricing plan, all stock options held by current employees with exercise prices above the May 22, 1996 price of $6.969, and approved by the individual optionholders, were cancelled and replaced by options for a number of shares equal to 90% of those subject to the cancelled options, exercisable at $6.969 per share. Vesting provisions were not changed. This plan did not include outside directors or consultants of the Company. Executive officers of the Company were restricted from exercise of any repriced options for six months from the repricing date. The repricing plan resulted in the cancellation of 1,033,363 stock options and issuance of 930,027 new options.

On September 18, 1997, the Board of Directors of the Company approved a plan ("repricing plan") to reprice all employee stock options under the 1993 Equity Incentive Plan and the Ledge Stock Option Plan. In accordance with the repricing plan, all stock options held by current employees with exercise prices above the September 17, 1997 price of $3.125, and approved by the individual optionholder, were cancelled and replaced by options for a number of shares equal to 90% of those subject to the cancelled options, exercisable at $3.125 per share. Vesting provisions were not changed. This plan did not include
outside directors or consultants of the Company.   The repricing plan resulted
in the cancellation of 974,213 stock options and issuance of 875,917 new options.

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

Employee Stock Purchase Plan

The Company established an employee stock purchase plan in 1993 entitling employees to purchase up to 250,000 shares of the Company's stock at 85% of fair market value. On May 21, 1998, the shareholders approved an amendment increasing the number of shares issuable under the Plan by 600,000. During 1998 and 1997, 102,626 and 113,083 shares were issued to employees. The weighted average fair values of shares issued under the 1993 plan during 1998, 1997 and 1996 were $2.89, $3.83 and $4.26, respectively.

The fair value of the options granted under the employee stock purchase plan during 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 5.68%, 5.39% and 5.14%, respectively, (2) expected life of 11.8, 6.3 and 5.5 months, respectively, (3) expected stock volatility of 75% in 1998, 65% in 1997 and 70% in 1996, and (4) expected dividend yield of 0%. The amount of compensation expense, net of income taxes, is $119,217, $126,403 and $88,024 for 1998, 1997 and 1996, respectively.

I. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company occupies office facilities in the United States, Singapore, and various locations in Europe under certain lease agreements. These leases require the Company to pay utilities, contain escalation clauses for increases in taxes and operating expenses or require the Company to pay for its proportionate share of certain operating expenses.

Future minimum rental payments under these operating leases are as follows (in thousands):

1999                              $1,520
2000                                 874
2001                                 518
2002                                 333
2003 and thereafter                  194
                                  ------

Future minimum lease payments     $3,439
                                  ======

The Company has entered into sublease agreements with a related party which offset the future minimum lease payments by $247,000. Rent expense, net consisted of the following (in thousands):

                       1998      1997     1996
                     --------  --------  -------
Basic expense         $1,504    $1,634    $2,012
Sublease income         ( 86)     (144)      ---
                      ------    ------    ------

Rent expense, net     $1,418    $1,490    $2,012
                      ======    ======    ======

Litigation

On November 14, 1994, two class action suits were filed against the Company, several officers of the Company, and the underwriters of the Company's 1993 initial public offering. The complaints alleged violation of securities laws and fraud. A settlement agreement was finalized and approved by the court on October 24, 1996, stipulating the Company pay to the plaintiffs $1,825,000 in cash plus 250,000 shares of the Company's common stock. In the second quarter of 1996, the Company recorded a charge of $4,073,000 to reflect the maximum possible litigation expense at that time, in accordance with the settlement agreement. In the fourth quarter of 1996, this charge was reduced by $1,250,000, to reflect the stock price at November 14, 1996 (settlement date) per the final settlement agreement. The Company's insurance carrier contributed $1,000,000 in cash towards the settlement. The Company's total expenses related to settlement of the litigation amounted to $2,823,000, consisting of cash and stock payable to the plaintiffs, and legal fees. As of December 31, 1997, all related expenses had been paid and all stock issued. This settlement was not an admission on the part of the defendants of any wrongdoing or lack of merit in the defenses.

J.  DEFINED CONTRIBUTION PLAN

In 1991, the Board of Directors approved the establishment of the Dataware Technologies, Inc. 401(k) Plan (the "401(k) Plan") effective January 1, 1991. Employees are eligible to participate in the 401(k) Plan by meeting certain requirements, including length of service and minimum age. The Company may make a discretionary contribution to the 401(k) Plan, but no Company contributions have been made through December 31, 1998.

K. INCOME TAXES

The components of the provision for income taxes are as follows (in thousands):


                                          December 31,
                                   -----------------------
                                     1998    1997    1996
                                     -----  -----   ------

 Current:
     Federal                       $  ---   $ ---   $(775)
     State                              8     ---     (75)
     Foreign                           97      80     230
                                     ----   -----   -----
                                   $  105   $  80   $(620)
                                   ======   =====   =====

 Deferred:
     Federal                       $  ---   $ ---   $ 695
     State                            ---     ---     (75)
     Foreign                          ---     ---     ---
                                    -----   -----   -----

                                   $  ---   $ ---   $ 620
                                   ======   =====   =====

Income (loss) before income taxes for domestic and foreign operations are as follows (in thousands):


                                        December 31,
                                   1998      1997      1996
                                   ----      ----      ----
Domestic                       $    (51)   $(5,568)  $(20,170)
Foreign                             (51)      (140)       859
                                --------   --------  ---------

                               $    102    $(5,708)  $(19,311)
                                ========   ========  =========


The following is a reconciliation between the U.S. Federal statutory rate and the effective tax rate:



                                                          December 31,
                                                  ----------------------------
                                                    1998       1997     1996
                                                  ---------  --------  -------
U.S. federal statutory rate                         ( 34.0)%   (34.0)%  (34.0)%
State taxes, net of federal tax benefit                5.0       ---      (.6)
Foreign operations                                     4.9       2.2      1.2
Utilization of net operating loss carryforward      (169.0)      ---      ---
Tax exempt interest                                    ---       ---      (.6)
Non-deductible acquisition costs                       ---       4.3      ---
Goodwill                                               ---       0.4      4.5
In-process research and development                  150.1       ---      6.2
Other non-deductible items                            38.4       0.7      ---
Change in valuation allowance                        107.2      27.8     27.0
Other, net                                             ---       ---     (3.7)
                                                  --------   -------   ------
Effective tax rate                                   102.6%      1.4%     0.0%
                                                  ========   =======   ======


Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of deferred tax assets and liabilities are as follows:

                                                 December 31,
                                            1998              1997
                                          -------          --------
Deferred tax assets:
Bad debts                                $   587           $   315
Compensation                                 510               247
Other                                      1,577               310
Net operating loss carryforwards           5,283             6,698
Research tax credits                       1,216               896
                                          ------           -------
Total assets                               9,173             8,466
Valuation allowance                       (7,733)           (7,059)
                                          ------           -------
Net deferred tax asset                     1,440             1,407
                                          ------           -------

Deferred tax liabilities:
Capitalized software costs                 1,052               993
Depreciation                                 388               414
Other                                        ---               ---
                                          ------           -------
Total liabilities                          1,440             1,407
                                          ------           -------
Net deferred tax asset                   $   ---           $   ---
                                          ======           =======


At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $13.2 million which expire at various dates through 2012. Under the Tax Reform Act of 1986, certain substantial changes in the Company's ownership would result in an annual limitation on the amount of net operating loss carryforwards which could be utilized. The Company also has research and development tax credits for federal income tax purposes of approximately $1.2 million which expire at various dates through 2013.

As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. Management evaluates the positive and negative evidence impacting the realizability of the Company's deferred tax assets on a quarterly basis. The Company increased its valuation allowance by $674,000 in 1998 and $1,838,000 in 1997, based upon management's estimate of the amount of deferred tax assets that were more likely than not to be realized.

L. SEGMENT INFORMATION

On December 31, 1998 the Company adopted Statement of Financial Accounting Standard No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments.

Upon adoption of SFAS 131, the Company began to present segment financial information for its three reportable operating segments: USLA (a unit focusing on the sale of software and services for enterprise information access ("knowledge management") and professional electronic publishing applications in the United States and Latin America); Eurasia (a unit focusing on the sale of software and services for enterprise information access ("knowledge management") and professional electronic publishing applications in Europe and the Pacific
Rim); and Multimedia (providing a complete array of multimedia application development services to corporations, publishers and professional firms, mostly in the United States).

The Company's executive management team reviews and evaluates performance based on several factors, of which the primary financial measure is business segment profit or loss from operations. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Although the Company prepares full balance sheets for the Eurasian business unit, it reports to management only certain assets for the USLA and Multimedia segments. These segments are not considered capital-intensive and, thus, other balance sheet information is not considered meaningful on a segment basis.

A summary of the segment financial information reported is as follows:

                                                                               CORPORATE AND
TWELVE MONTHS ENDED DECEMBER 31, 1998       USLA      EURASIA     MULTIMEDIA    ELIMINATIONS       TOTAL
                                         ----------------------------------------------------------------
Revenues from unaffiliated customers     $ 16,770   $   8,773     $    7,447      $        -    $  32,990
Operating income (loss) (1)                10,891       2,268          2,766         (14,387)       1,538
Depreciation and amortization                 109         295            112           3,201        3,717
Property and equipment additions               76         341            280             616        1,313
Total assets                                2,057       4,552            896          21,244       28,749

                                                                               CORPORATE AND
TWELVE MONTHS ENDED DECEMBER 31, 1997       USLA      EURASIA     MULTIMEDIA    ELIMINATIONS       TOTAL
                                         ----------------------------------------------------------------
Revenues from unaffiliated customers     $ 19,374   $  14,743     $    3,202      $        -    $  37,319
Operating income (loss) (1)                 3,634       2,053           (209)        (10,877)      (5,399)
Depreciation and amortization                 112         475            150           3,043        3,780
Property and equipment additions               82         705             74             550        1,411
Total assets                                2,079       5,286            905          20,783       29,053

                                                                               CORPORATE AND
TWELVE MONTHS ENDED DECEMBER 31, 1996       USLA      EURASIA     MULTIMEDIA    ELIMINATIONS       TOTAL
                                         ----------------------------------------------------------------
Revenues from unaffiliated customers     $ 17,733   $  17,972     $    1,754      $        -    $  37,459
Operating income (loss) (1)                   470       1,429           (516)        (12,725)     (11,342)
Depreciation and amortization                 100         600            105           2,610        3,415
Property and equipment additions              150       1,800            144           1,664        3,758
Total assets                                1,816       9,326            791          13,443       25,376

     (1)  before non-recurring charges

Geographically, revenues are reflected in the geographic areas from which the sales are made. Information related to the Company's revenues to unaffiliated customers in different geographical areas is as follows (in thousands):

REVENUES:                       1998              1997              1996
                          ----------------  ----------------  ----------------
United States             $          24,217 $          20,621 $         17,099
United Kingdom                        6,256             7,252            5,521
Other                                 2,517             9,446           14,839
                           ---------------- ----------------- ----------------
                           $         32,990 $          37,319 $         37,459
                           ================ ================= ================

Information related to the Company's long-lived assets by geographical area is as follows (in thousands):


LONG-LIVED ASSETS:              1998            1997           1996
                            ------------    -----------    -----------
United States               $     10,338    $     6,647    $     7,898
United Kingdom                       258            404            720
Other                                 82            142          3,151
                            ------------    -----------    -----------
                            $     10,678    $     7,193    $    11,769
                            ============    ===========    ===========

M.    DISPOSAL OF PRODUCT DEVELOPMENT PROJECT

On April 7, 1997 the Company completed a funding arrangement involving its subsidiary, Northern Light Technology Corporation, which had been developing the next-generation Internet search and guide service for consumers. In the transaction, Northern Light Technology Corporation dissolved, sold substantially all of its assets to a newly formed limited liability company, and terminated operations. The Company received, as a liquidating distribution from Northern Light Technology Corporation, an equity interest in the buyer representing approximately 34% of the buyer in the form of preferred units and a secured note. The Company's equity interest has since been reduced as a result of the buyer obtaining additional equity financing. The Company has maintained a 15% or less voting interest in the buyer and is accounting for its $512,000 investment in the buyer using the cost method. Northern Light Technology Corporation accounted for $1,000,000 of the Company's operating expenses in the twelve months ended December 31, 1997 and there were no Northern Light Technology Corporation expenses in the twelve months ended December 31, 1998.

N.    MAJOR CUSTOMER

On September 30, 1997, Dataware sold a portion of its data services business to IHS. The Company entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by five divested foreign subsidiaries (primarily involving the Company's legacy products). In addition, the Company has entered into agreements with IHS under which it provides software and multimedia services for use by IHS internally and in its publishing activities, and IHS provides software that the Company incorporates into certain of its products. These agreements may be periodically reviewed and revised according to the circumstances of the parties.

Revenues in 1998 included approximately $9,100,000, or 28% of total revenues, related to agreements with IHS. As part of the ongoing relationship with IHS, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the second half of 1998 include approximately $1,400,000 of such discounted payments accelerated from the years 1999 and 2000.

O.    NET INCOME (LOSS) PER SHARE

The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share", which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                                                       For the Years Ended December 31,
(In thousands, except per share data)                              1998             1997             1996
                                                                   ----             ----             ----
Basic EPS
      Numerator:
         Net loss to common stockholders                          $ (207)        $(6,465)         $(19,311)

      Denominator:
        Common  shares outstanding                                 9,265           7,632             6,425

      Basic EPS                                                   $(0.02)        $ (0.85)         $  (3.01)
                                                                 =========================================

Diluted EPS
      Numerator:
        Net loss to common stockholders                           $ (207)        $(6,465)         $(19,311)

      Denominator:
       Common shares outstanding                                   9,265           7,632             6,425
       Common stock equivalents                                      ---             ---               ---
                                                              ----------     -----------     -------------
                                                                   9,265           7,632             6,425

      Diluted EPS                                                 $(0.02)        $ (0.85)         $  (3.01)
                                                              ============================================

Options to purchase 2,162,944, 1,996,986 and 1,874,015 shares of common stock outstanding as of December 31, 1998, 1997 and 1996, respectively, were excluded from the year-to-date calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

Earnings per share data has been restated for all periods presented to reflect the adoption of SFAS 128.

                          DATAWARE TECHNOLOGIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                (IN THOUSANDS)

==================================================================================================================================
COLUMN A                           COLUMN B                       COLUMN C                  COLUMN D            COLUMN E
==================================================================================================================================

                                                                      ADDITIONS
                                                             -------------------------
                                   BALANCE AT                CHARGED TO      CHARGED                            BALANCE
                                   BEGINNING                 COSTS AND       TO OTHER                           AT END
DESCRIPTION                        OF PERIOD                 EXPENSES        ACCOUNTS        DEDUCTIONS         OF PERIOD
==================================================================================================================================
Allowance for Doubtful Accounts
1998                               $    750                  $    596                         $   500            $    846

1997                                    934                       778                             962                 750

1996                                    610                       810                             486                 934

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

                   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  NAME                        AGE                         POSITION
  ----                        ---                         --------

Kurt Mueller                   42       Chairman of the Board

David Mahoney                  54       Chief Executive Officer, President, Director

Jeffrey O. Nyweide             43       Vice Chairman of the Board and Senior EVP Business Development

Michael Gonnerman              56       Chief Financial Officer, Treasurer, Vice President of Finance and Administration

Charles E. Rabie               47       Vice President, Software Products

Howard A. York                 51       Vice President, Software Solutions

James Tuck                     51       Vice President, European and Asian Operations

Fredric Gluck                  43       Vice President, Marketing

Gregg Bauer                    45       Vice President, Americas Sales

Stephen Sillari                32       Vice President, Knowledge Management Solutions

Stephen H. Beach (1)(2)        83       Director, Secretary

William R. Lonergan (1)(2)     74       Director

Jochen Tschunke                54       Director

(1) Member of the Compensation Committee
(2) Member of the Audit Committee

  Mr. Mueller has served as Chairman of the Board of Directors since the inception of the Company in 1988 and he was Chief Executive Officer from inception to December 31, 1998. He also served as President of the Company from 1988 through 1993 and from April 1997 to December 31, 1998. He previously founded and served as General Manager of Dataware 2000 GmbH from 1986 to 1988. From 1984 to 1986 he started up and served as General Manager of Lotus Development GmbH and before that was a consultant with Bain & Company in the United States and Europe.

  Mr. Mahoney has served as President and Chief Executive Officer since January 1999 and has been a Director of the Company since February 1999. Prior to joining the Company he served as President and CEO of Sovereign Hill Software, Inc., a leading supplier of advanced information retrieval software products that was acquired by Dataware on December 31, 1998. From 1983 to 1998, Mr. Mahoney was the founder, Chairman and CEO of Banyan Systems Incorporated, a leading provider of Enterprise Networking Software and services and a leader in Internet directory services through its subsidiary, Switchboard. Mr. Mahoney is a director of Banyan Systems Incorporated, its Switchboard subsidiary, Applix Incorporated and several smaller early stage software companies. From 1976 to 1985, he held engineering management roles at Data General Corporation.

  Mr. Nyweide has served as Vice Chairman of the Board of Directors and Senior Executive Vice President, Business Development since April 1997 and was President and Chief Operating Officer from 1993 to April 1997. He was Vice President of Operations of the Company from its inception until 1989 and Executive Vice President of the Company from 1989 to 1993. Mr. Nyweide has also served as a member of the Board of Directors since the inception of the Company. From 1987 to 1988 Mr. Nyweide was President of Dataware, Inc., a CD-ROM distribution company, and from 1978 to 1987 he served in various sales, marketing and management positions with The Service Bureau Company, a subsidiary of Control Data Corporation.

  Mr. Gonnerman has served as Chief Financial Officer and Vice President, Finance and Administration since June 1998, and was Acting Chief Financial Officer from August 1997 to June 1998. Mr. Gonnerman was the founder and has been President of Corporate Financial Group, a financial consulting firm, since 1990. Mr. Gonnerman was the Chief Financial Officer of Cortex Corporation from 1983 until 1990, Mindware in 1981 and 1982, and GRI Computer Corp. from 1978 until 1980. From 1968 until 1978 Mr. Gonnerman was an auditor with Arthur Andersen & Co. Mr. Gonnerman is also a Director of Eprise Corporation, Agranat Systems, and Gold Wire Technology.

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

   Mr. Tuck has served as Vice President for Europe and Asia since October 1997. He previously managed the UK operation for Dataware. Prior to this he was General Manager and Director of Status/IQ Ltd., a software company, which was acquired by Dataware in March 1996. Mr. Tuck worked for Digital Equipment Corporation from 1977 to 1994, managing their UK Customer/Employee Training organizations and a Service Center for technical and management consultants.

   Mr. Gluck has served as Vice President of Marketing since September 1997. He previously held positions with CrossComm/Olicom Enterprise Networks, a networking and communications company, as Director of Corporate Communications and Channel Marketing Manager from 1995 to 1997. From 1989 to 1995, Mr. Gluck held Product Marketing and Channel Marketing positions at Datamedia/Axent Technologies, a manufacturer and provider of PC and network security software and Racal Interlan, a maker of PC network interface cards.

  Mr. Bauer has served as Vice President of Sales, Americas since June 1998. He came to the Company from Active Control Experts (ACX, Inc.), a high technology product design and manufacturing startup, where he was Vice President of Worldwide Sales. Prior to ACX, Mr. Bauer was with Rockwell Automation-Reliance Electric Company, an industrial automation company, where he held Regional Sales Manager and Director of Global marketing positions from 1975 to 1996.

  Mr. Sillari has served as Vice President of Knowledge Management Solutions since August 1998. Prior to joining Dataware, he spent 5 years at Software Spectrum, a systems consulting business, where he held the positions of Lotus Notes Product Manager and Total Cost of Ownership Business Development Manager. Mr. Sillari previously held business analysis, consulting, business development, sales and software development positions at The Registry, which is now known as Renaissance Worldwide, Cicada Systems and General Development Corporation.

  Mr. Beach has been a director and Secretary of the Company since its inception. Since 1985, Mr. Beach has practiced law in Connecticut, specializing in, among other fields, computer, software and software licensing law. Mr. Beach also served in several capacities for Control Data Corporation from 1973 to 1985, most recently as Senior Vice President and Secretary.

  Mr. Lonergan has been a director of the Company since 1988. From 1983 to 1994, Mr. Lonergan was a general partner of Oxford Partners, a venture capital firm, where he continues as a consultant. Prior to joining Oxford Partners, Mr. Lonergan was Vice President of Business Development at Xerox Corporation. Mr. Lonergan is also a director of Zitel Corporation.

  Mr. Tschunke became a director of the Company in 1995. Since 1993, Mr. Tschunke has been the Supervisory Board Chairman of Computer 2000, a distributor of hardware peripherals and software for personal computers, which he founded in 1983. From 1983 to 1993, Mr. Tschunke was the Chairman and Chief Executive Officer of Computer 2000. Prior to founding Computer 2000, Mr. Tschunke was the General Manager of Central Europe for Rockwell International from 1979 to 1983 and from 1971 to 1979 held various management positions with Texas Instruments. Mr. Tschunke is a member or chairman of a number of boards, including Computer-Elektronik Dresden GmbH, MagnaMedia Verlag AG, SPEA Software AG, Adolf Wurth GmbH & Co. KG, and FC Bayern Munchen.

  Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

  Information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

  The sections entitled "Election of Directors - Director Compensation" and "Executive Compensation" in the 1999 Proxy Statement are incorporated herein by reference.

                    ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Share Ownership" in the 1999 Proxy Statement is incorporated herein by reference.

                      ITEM 13. CERTAIN RELATIONSHIPS AND
                             RELATED TRANSACTIONS

     The section entitled "Executive Compensation - Executive Employment and Severance Agreements" in the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

                    ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

     The financial statements, schedules, and exhibits listed below are included in or incorporated by reference as part of this Report:

1.   Financial statements:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

2.   Schedules:

     II.  Valuation and Qualifying Accounts

     Schedules not listed above are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes submitted.

3.   Exhibits:

     The exhibits are listed below under Part IV, Item 14 (c) of this report.

(B)  REPORTS ON FORM 8-K

     None.

(C)  EXHIBITS

     The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts on the 12th day of March 1999.


                         DATAWARE TECHNOLOGIES, INC.


                         /s/ David Mahoney
                         ----------------------------------------------------
                         David Mahoney, President and Chief Executive Officer



     Signatures               Title                              Date
     ----------               -----                              ----


/s/ Kurt Mueller        Chairman of the Board                    March 12, 1999
----------------------
KURT MUELLER


/s/ David Mahoney       Chief Executive Officer,                 March 12, 1999
----------------------
DAVID MAHONEY           President, Director


/s/ Jeffrey O. Nyweide  Vice-Chairman of the Board,              March 12, 1999
----------------------
JEFFREY O. NYWEIDE      Senior EVP Business Development


/s/ Michael Gonnerman   Chief Financial Officer, Treasurer       March 12, 1999
----------------------
MICHAEL GONNERMAN       (Principal Financial and Accounting
                        Officer)


/s/ Stephen H. Beach    Director                                 March 12, 1999
----------------------
STEPHEN H. BEACH


                        Director                                 March 12, 1999
----------------------
WILLIAM R. LONERGAN


/s/ Jochen Tschunke     Director                                 March 12, 1999
----------------------
JOCHEN TSCHUNKE

                                 EXHIBIT INDEX

2.1 Agreement dated September 26, 1997 between Dataware Technologies, Inc. and Information Handling Services Group, Inc. (Exhibit 2 to Form 8-K dated October 10, 1997).*

2.2 Asset Purchase Agreement dated December 31, 1998, among Dataware, Sovereign Hill Software, Inc. and certain Stockholders of Sovereign Hill. (Exhibit to Form 8-K dated January 14, 1999).*

3.1 Restated Certificate of Incorporation, as amended through April 14, 1997 (Exhibit to Form 8-K dated April 17, 1997).*

3.2   Bylaws as amended through February 9, 1999.

4.1 Rights Agreement dated July 8, 1996 by and between American Stock Transfer & Trust Company as Rights Agent and the Registrant (the "Rights Agreement"). (Exhibit to Form 8-K dated July 18, 1996).*

4.2 First Amendment to Rights Agreement, dated April 14, 1997 (Exhibit to 8-K dated April 17, 1997).*

4.3 Warrant Agreements, dated as of November 21, 1996 and April 14, 1997, between the Company and Advest, Inc. (Exhibit to June 30, 1997 Form 10-
      Q).*

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

4.7 Warrant Agreement dated as of December 31, 1998 between the Registrant and Sovereign Hill Software, Inc.

10.1  1993 Equity Incentive Plan, as amended through May 20, 1998. #

10.2  1993 Employee Stock Purchase Plan, as amended through May 20, 1998.#

10.3 1993 Stock Option Plan for Directors, as amended through December 9, 1996 (Exhibit to 1996 Form 10-K).*#

10.4 Form of stock option agreement terms (executive officers). (Exhibit to June 30, 1996 Form 10-Q).*#

10.5 Form of stock option agreement terms (Kurt Mueller, Jeffrey O. Nyweide). (Exhibit to June 30, 1996 Form 10-Q).*#

10.6 Severance Agreement between the Registrant and Kurt Mueller dated December 31, 1998.#

10.7 Employment Agreement between the Registrant and Jeffrey O. Nyweide dated October 28, 1988, as amended. (Registration Statement No. 33-63308).*#

10.8 Consultant Agreement between the Registrant and Michael Gonnerman, Inc. dated June 18, 1998 (Exhibit to Form 10-Q dated July 31, 1998).*#

10.9 Employment Agreement between the Registrant and David Mahoney dated December 31, 1998.#

21.1  Subsidiaries of the Registrant.

23.1  Consent of PricewaterhouseCoopers LLP.

27.1  Financial Data Schedule.

99.1  Important Factors Regarding Future Results.


*     Incorporated by reference to the filing indicated in parentheses.
#     Denotes management contracts and compensation plans.