Form 10-Q
period 1999-03-31
DATAWARE TECHNOLOGIES INC
filed 1999-05-14
CIK 875942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


       For the quarter ended March 31, 1999 Commission File Number 0-21860

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

                               Yes [X]     No [ ]

         Number of shares outstanding of the issuer's classes of common stock as of April 30, 1999:

                Class                            Number of Shares Outstanding
--------------------------------------           ----------------------------
Common Stock, par value $.01 per share                    9,571,471

                           DATAWARE TECHNOLOGIES, INC.



                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
          March 31, 1999 and December 31, 1998                                3

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 1999 and 1998                                4

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1999 and 1998                          5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K                             13


SIGNATURE                                                                    14

EXHIBIT INDEX                                                                15

                          Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                           Dataware Technologies, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)


                                                                                    March 31,     December 31,
                                                                                      1999            1998
                                                                                  ----------       ----------
                                                                                  (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                    $ 10,289       $ 12,468
       Accounts receivable, less allowance for doubtful
             accounts of $860 and $846 at March 31, 1999
             and December 31, 1998, respectively                                       4,621          4,248
       Prepaid expenses and other current assets                                       1,336          1,355
                                                                                    --------       --------
             Total current assets                                                     16,246         18,071

Property and equipment, net                                                            3,406          3,394
Computer software costs, net                                                           3,425          3,540
Investment in Northern Light, LLC                                                        512            512
Goodwill                                                                               3,070          3,232
                                                                                    --------       --------

             Total assets                                                           $ 26,659       $ 28,749
                                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                                                        $  1,350       $  1,350
       Accounts payable                                                                2,395          2,538
       Accrued acquisition-related costs                                                 333            578
       Accrued non-recurring charges                                                     357            559
       Accrued compensation                                                            1,057          1,976
       Other accrued expenses                                                          1,796          2,345
       Income taxes payable                                                              645            720
       Deferred revenue                                                                3,737          2,330
                                                                                    --------       --------
             Total current liabilities                                                11,670         12,396
                                                                                    --------       --------

Stockholders' equity:
       Preferred stock, $.01 par value, 8,000,000 shares authorized,
             none issued and outstanding                                                --             --
       Common stock, $.01 par value, 14,000,000 shares authorized;
             9,508,036 shares issued and 9,434,036 shares outstanding at March
             31, 1999; 9,465,305 shares issued and 9,391,305 shares
             outstanding at December 31, 1998                                             95             95
       Additional paid-in capital                                                     47,618         47,323
       Accumulated deficit                                                           (32,236)       (30,625)
       Accumulated other comprehensive loss                                             (230)          (182)
       Treasury stock, 74,000 shares at cost                                            (258)          (258)
                                                                                    --------       --------

             Total stockholders' equity                                               14,989         16,353
                                                                                    --------       --------

             Total liabilities and stockholders' equity                             $ 26,659       $ 28,749
                                                                                    ========       ========




                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           Dataware Technologies, Inc.
                      Consolidated Statements of Operations
                 (In thousands except per share data, unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                      1999          1998
                                                                     -------       -------
Revenues:
        Software license fees                                        $ 3,929       $ 4,600
        Services                                                       3,130         3,237
                                                                     -------       -------

                Total revenues                                         7,059         7,837
                                                                     -------       -------

Cost of revenues:
        Software license fees                                            864           455
        Services                                                       2,069         1,938
                                                                     -------       -------

                Total cost of revenues                                 2,933         2,393
                                                                     -------       -------

Gross profit                                                           4,126         5,444
                                                                     -------       -------

Operating expenses:
        Sales and marketing                                            2,863         2,672
        Product development                                            2,038         1,522
        General and administrative                                     1,198         1,224
        Acquired in-process research and development                    --             450
                                                                     -------       -------

                Total operating expenses                               6,099         5,868
                                                                     -------       -------

Loss from operations                                                  (1,973)         (424)

Interest income (expense), net                                           405            86
Other income (expense), net                                              (43)           (3)
                                                                     -------       -------

Net loss                                                             $(1,611)      $  (341)
                                                                     =======       =======

Net loss per common share -- basic                                   $ (0.17)      $ (0.04)
                                                                     =======       =======

Net loss per common share -- diluted                                 $ (0.17)      $ (0.04)
                                                                     =======       =======

Weighted average number of common shares outstanding -- basic          9,429         9,296
                                                                     =======       =======

Weighted average number of common shares outstanding -- diluted        9,429         9,296
                                                                     =======       =======


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           Dataware Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands, unaudited)

                                                                              Three months ended March 31,
                                                                                   1999           1998
                                                                                 --------       --------
Cash flows provided by (used in) operating activities:
Net loss                                                                         $ (1,611)      $   (341)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                   1,246            835
    Provision for doubtful accounts                                                   106            467
    Gain on foreign currency transactions                                             (43)          --
    Acquired in-process research and development                                     --              450
    Stock options issued to consultants and bank                                     --               17
    Changes in operating assets and liabilities, net of
      effects from acquisitions of businesses:
    Accounts receivable                                                              (578)           709
    Prepaid expenses and other current assets                                          (2)          (122)
    Accounts payable                                                                 (126)          (865)
    Accrued expenses and compensation                                              (1,441)           (15)
    Accrued acquisition costs                                                        (245)          --
    Income taxes payable                                                              (72)           (21)
    Deferred revenue                                                                1,428           (356)
                                                                                 --------       --------
                   Net cash provided by (used in) operating activities             (1,338)           758
                                                                                 --------       --------
Cash flows used in investing activities:
    Additions to property and equipment                                              (471)          (142)
    Acquisition of business, net of cash acquired                                    --             (450)
    Acquisition of third party software license                                      (130)          --
    Additions to capitalized software costs                                          (392)          (461)
                                                                                 --------       --------
                   Net cash used in investing activities                             (993)        (1,053)
                                                                                 --------       --------
Cash flows provided by financing activities:
       Proceeds from issuance of common stock and exercise of stock options            95            107
                                                                                 --------       --------
                   Net cash provided by financing activities                           95            107
                                                                                 --------       --------
Effect of exchange rate changes on cash and cash equivalents                           57             19
                                                                                 --------       --------
Net change in cash and cash equivalents                                            (2,179)          (169)

Cash and cash equivalents at beginning of period                                   12,468         13,231
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 10,289       $ 13,062
                                                                                 ========       ========
Supplemental disclosure of non-cash operating and financing transactions:
    Waiver of escrow shares transferred from accrued liabilities to
    additional paid-in capital                                                   $    200       $      -
                                                                                 ========       ========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           DATAWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.       Basis of Presentation

         These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and the financial statements and footnotes included therein. The interim financial data as of March 31, 1999 and for the three months ended March 31, 1999 and March 31, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

B.       Net Income (Loss) per Share

         The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statements of
Operations:

                                                   For the Three Months
                                                      Ended March 31,
(In thousands, except per share data)               1999          1998
                                                  -------       -------

Basic and Diluted EPS
   Numerator:
   Net loss to common stockholders                $(1,611)      $  (341)
                                                  =======       =======

   Denominator:
   Common shares outstanding-basic                  9,429         9,296

   Dilutive options                                  --            --
                                                  -------       -------
   Common shares outstanding-diluted                9,429         9,296
                                                  =======       =======

                       Basic and Diluted EPS      $ (0.17)      $ (0.04)
                                                  =======       =======

        Options to purchase 2,147,377 and 1,962,001 shares of common stock outstanding with weighted average exercise prices of $3.22 and $2.97 as of the three month periods ended March 31, 1999 and 1998, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

C.       Comprehensive Income (Loss)

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This Statement establishes new rules for the reporting and display of comprehensive income and its components; therefore, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. The Company's comprehensive losses were as follows:

                                                  For the Three Months
                                                     Ended March 31,
(In thousands)                                      1999          1998
                                                  -------       -------

Net loss to common stockholders                   $(1,611)      $  (341)
Foreign currency translation adjustment               (49)           33
                                                  -------       -------
       Total comprehensive loss                   $(1,660)      $  (308)
                                                  =======       =======

D.       New Accounting Standard

On June 15, 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether or not a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. We have not yet completed the evaluation of the impact of the adoption of this new standard.

E.       Segment Information

On December 31, 1998 the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial information about operating segments.

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

A summary of the segment financial information reported is as follows:

                                                                            CORPORATE AND
Three months ended March 31, 1999    USLA         EURASIA      MULTIMEDIA    ELIMINATIONS       TOTAL
                                    -----------------------------------------------------------------------
Revenues from unaffiliated
  customers                        $3,594         $2,113         $1,352         $ --            $7,059
Operating income (loss)             1,745            438             44         (4,200)         (1,973)


                                                                            CORPORATE AND
Three months ended March 31, 1998    USLA         EURASIA      MULTIMEDIA    ELIMINATIONS       TOTAL
                                    -----------------------------------------------------------------------
Revenues from unaffiliated
  customers                        $ 3,885        $ 1,913       $ 2,039         $    --         $7,837
Operating income (loss)              2,844            370           709          (4,347)          (424)

F.       Pending Litigation

A lawsuit has been filed against the Company by a former consultant, with allegations related to the value of compensation received and emotional distress. The Company's motion for summary judgement was allowed in part and a trial has not yet been scheduled.

The Company denies these charges and is vigorously defending them. At this time, it is not possible to estimate the likelihood of damages related to these charges.

Dataware Technologies, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements concerning the Company's anticipated performance, including future revenues, costs and profits, or about the development of the Company's products or markets, made throughout this Form 10-Q, may be deemed forward-looking statements. Such statements are based on the current assumptions of the Company's management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described under "Certain Factors That May Affect Future Results" below and in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (which is incorporated herein by reference), that could cause actual results to differ materially from those described in the forward-looking statements.

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

As Dataware's largest distributor, IHS accounted for 42% of software license revenues (27% of total revenues) in the first quarter of 1999 compared with 57% and 33%, respectively, during the first quarter of 1998. The Company's plan is that, as revenues from the existing IHS arrangements diminish during 1999 and thereafter due to the winding down of the current agreements, they will be replaced by increasing revenues from sales of the Company's newer products through IHS and other channels. However, the current IHS relationship will remain important for the near term and any unexpected disruption would likely have a material adverse effect on Dataware.

RESULTS OF OPERATIONS

Revenues

The Company's total revenues decreased 10% from $7.8 million in the first quarter of 1998 to $7.1 million in the first quarter of 1999. The decline in revenues resulted, in part, from the management change at the beginning of the quarter and delays in finalizing our knowledge management products and in establishing strong reference accounts to support further sales.

Quarter over quarter, software license fees decreased 15% from $4.6 million to $3.9 million. Software license fees include revenues from systems and tools, applications and custom software products.

Software license fees in the first quarter of 1998 and 1999 included $2.6 and $1.7 million, respectively, in software revenues under agreements with IHS. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the first quarter of 1999 include $.8 million of such discounted payments accelerated from the years 1999 through 2002.

Service revenues decreased slightly from $3.2 million in the first quarter of 1998 to $3.1 million in the same period for 1999. Service revenues are primarily derived from multimedia development, production services, software maintenance, custom software development and project management.

Software revenues decreased slightly from 59% of total revenues in the first quarter of 1998 to 56% in the first quarter of 1999, and services revenues increased from 41% of total revenues in the first quarter of 1998 to 44% in the first quarter of 1999.

The mix within the software revenues continues to favor the Company's legacy products, although the newer Knowledge Management Suite and Dataware II Publisher products began gaining momentum late in 1998 despite stiff competition in the market.

Cost of Revenues

Cost of revenues increased 23% from $2.4 million in the first quarter of 1998 to $2.9 million during the same period in 1999. As a percentage of revenues, total cost of revenues increased from 31% of total revenues for the three months ended March 31, 1998 to 42% for the three months ended March 31, 1999.

The cost of software licenses as a percentage of software license fees increased from 10% in the first quarter of 1998 to 22% during the first quarter of 1999. This increase is principally caused by the decline in software revenues while fixed costs such as amortization of capitalized software increased due to the addition of purchased software in 1998.

The cost of services as a percentage of service revenues increased from 60% for the first quarter of 1998 to 66% during the first quarter of 1999. The increase quarter over quarter is primarily caused by underutilization of the knowledge management consulting group in the first quarter of 1999.

Gross Profit

Total gross profit was $5.4 million or 69% of total revenues for the first quarter of 1998 and $4.1 million or 58% of total revenues for the first quarter of 1999. Quarter to quarter, software margins decreased from 90% in 1998 to 78% in 1999 and services margins decreased from 40% in 1998 to 34% in 1999.

Gross margins may improve in the long run if the Company attains additional improvements in service margins. However, there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. In particular, the Company's increasing emphasis on providing solutions in the knowledge management field, not just selling software, will involve an increasing proportion of lower margin services. Other factors include: the existence of strong competition for the Company's products and services, including the introduction of new products from competitors, the timing of which cannot be foreseen by the Company; the inherent risks of new product introductions, including uncertainty of customer acceptance; increased employment costs stemming from the high level of competition for qualified personnel in the software industry; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses

Sales and marketing expenses increased 7% from $2.7 million during the first quarter of 1998 to $2.9 million during the same period in 1999. Sales and marketing expenses increased as a percentage of revenues from 34% to 41% on a quarter to quarter basis due to the decline in revenues.

Product Development Expenses

Product development expenses, which exclude capitalized software costs, increased 34% from $1.5 million in the first quarter of 1998 to $2.0 million in the first quarter of 1999. The increase is due primarily to the addition of the Sovereign Hill development staff on December 31, 1998.

The Company capitalized software development costs in the amount of $575,000 in the first quarter of 1999 as compared to $461,000 in the first quarter of 1998.

Product development expenses as a percentage of total revenues increased from 19% for the three months ended March 31, 1998 to 29% for the three months ended March 31,1999.

General and Administrative Expenses

General and administrative expenses were $1.2 million in the first quarters of both 1998 and 1999. These expenses as a percent of total revenues were 16% and 17% for the quarters ended March 31, 1998 and 1999, respectively.

Our full-time employee headcount at March 31 was 236, which compares with 205 at December 31, 1998. The increase includes 18 employees that came to Dataware as part of the Sovereign Hill acquisition in December 1998.

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

Other Income (Expense), Net

During the first quarter of 1999, the Company reported approximately $405,000 in net interest income as compared with approximately $86,000 in the first quarter of 1998. The interest income earned during the first quarter of 1999 includes interest collected on a secured note receivable. For the three months ended March 31, 1999, the Company recorded $43,000 in net other expense compared with $3,000 during the same period in 1998 (mostly foreign exchange losses on intercompany balances).

Provision for Income Taxes

The Company did not record a provision for income taxes for the quarters ended March 31, 1999 or 1998, because of the losses incurred during those periods and the substantial net operating loss carryforward from prior periods. At March 31, 1999, the Company had a net operating loss carryforward of approximately $13.2 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

Year 2000

The "Year 2000 problem" refers to the operational failures that are expected to arise in computer systems, microprocessors, and software that are not able to properly interpret and sort dates beyond the year 1999. The Company recognizes that the Year 2000 problem may have a material adverse effect on its results of operations if its products and systems are not Year 2000 compliant or if those of its principal suppliers and/or customers are not Year 2000 compliant. The Company is continuing to implement the Year 2000 readiness program as described in the Form 10-K for 1998, to try to assess this potential effect and to remediate it where possible. There can be no assurance that the program will be successful. The extent of the impact on the Company if such problems cannot be assessed or remediated is not fully known.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash and cash equivalents of $10.3 million and working capital of $4.6 million. Operating activities used $1.3 million of the Company's cash during the first three months of 1999. Days sales outstanding increased from 44 days at December 31, 1998, to 50 days at March 31, 1999. The Company had anticipated that its days sales outstanding would increase to their traditional levels during 1999.

The Company's investing activities used cash of $1.0 million during the first three months of 1999, consisting of additions to property and equipment, internally developed capitalized software, and a third party license for software that will be included in the Company's products and used to develop custom applications for customers.

The Company's financing activities provided cash of $95,000 during the first three months of 1999, which consisted of proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in response to
Item 7A of the Company's 1998 annual report on Form 10-K.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports Filed on Form 8-K

(a) Exhibits. See exhibit list on page 15.

(b) The Company filed a Form 8-K on January 14, 1999 to report the acquisition of assets of Sovereign Hill Software, Inc., and also filed amendments to that Form 8-K on March 16 and March 17, 1999.

                           DATAWARE TECHNOLOGIES, INC.
                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DATAWARE TECHNOLOGIES, INC.
                                          (Registrant)


Date: May 14, 1999
                                By: /s/ Michael Gonnerman
                                    --------------------------------------------
                                    Michael Gonnerman
                                    Vice President, Chief Financial Officer,
                                    Treasurer (Principal Financial and Principal
                                    Accounting Officer)

                                  Exhibit Index

         27.1     Financial Data Schedule.

         99.1     Important Factors Regarding Future Results
                  (Exhibit 99.1 to 1998 Form 10-K)*.








* Incorporated by reference to the filing indicated in parentheses.