Form 10-Q
period 1999-06-30
DATAWARE TECHNOLOGIES INC
filed 1999-08-04
CIK 875942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


     For the quarter ended June 30, 1999      Commission File Number 0-21860

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

     Yes  X              No
         ----              ----

     Number of shares outstanding of the issuer's classes of common stock as of July 30, 1999:

                  Class                            Number of Shares Outstanding
     -------------------------------------         ----------------------------
     Common Stock, par value $.01 per share                 9,607,975

                          DATAWARE TECHNOLOGIES, INC.


                                     INDEX

                                                                 PAGE NUMBER
                                                                 -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1999
          (unaudited) and December 31, 1998                           3

          Consolidated Statements of Operations (unaudited) for
          the Three and Six Months Ended June 30, 1999 and 1998       4

          Consolidated Statements of Cash Flows (unaudited) for
          the Six Months Ended June 30, 1999 and 1998                 5

          Notes to Consolidated Financial Statements                  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K                      13

SIGNATURE                                                             14

EXHIBIT INDEX                                                         15

                         Part 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          Dataware Technologies, Inc.
                          Consolidated Balance Sheets
                       (In thousands, except share data)


                                                                                              June 30,        December 31,
                                                                                                1999              1998
                                                                                             -----------      ------------
                                                                                             (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                               $   12,128       $  12,468
     Accounts receivable, less allowance for doubtful
          accounts of $946 and $846 at June 30, 1999
          and December 31, 1998, respectively                                                     4,795           4,248
     Prepaid expenses and other current assets                                                    1,169           1,355
                                                                                             ----------       ---------
          Total current assets                                                                   18,092          18,071

Property and equipment, net                                                                       3,335           3,394
Computer software costs, net                                                                      3,128           3,540
Investment in Northern Light, LLC                                                                   256             512
Goodwill, net                                                                                     2,908           3,232
                                                                                             ----------       ---------
          Total assets                                                                       $   27,719       $  28,749
                                                                                             ==========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                                                   $    1,350       $   1,350
     Accounts payable                                                                             1,652           2,538
     Accrued acquisition-related costs                                                              193             578
     Accrued non-recurring charges                                                                  357             559
     Accrued compensation                                                                         1,473           1,976
     Other accrued expenses                                                                       2,184           2,345
     Income taxes payable                                                                           638             720
     Deferred revenue                                                                             3,877           2,330
                                                                                             ----------       ---------
          Total current liabilities                                                              11,724          12,396
                                                                                             ----------       ---------
Stockholders' equity
     Preferred stock, $.01 par value, 8,000,000 shares authorized;
          none issued and outstanding                                                                --              --
     Common stock, $.01 par value, 14,000,000 shares authorized;
          9,586,403 shares issued and 9,512,403 shares outstanding at
          June 30, 1999; 9,465,305 shares issued and 9,391,305 shares
          outstanding at December 31, 1998                                                           96              95
     Additional paid-in capital                                                                  47,841          47,323
     Accumulated deficit                                                                        (31,434)        (30,625)
     Accumulated other comprehensive loss                                                          (250)           (182)
     Treasury stock, 74,000 shares at cost                                                         (258)           (258)
                                                                                             ----------       ---------
          Total stockholders' equity                                                             15,995          16,353
                                                                                             ----------       ---------
          Total liabilities and stockholders' equity                                         $   27,719       $  28,749
                                                                                             ==========       =========

  The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Operations
                     (In thousands except per share data)
                                  (unaudited)

                                                           Three  months ended            Six months ended
                                                                 June 30,                     June 30,
                                                         1999           1998           1999             1998
                                                      ----------    -------------   -----------     --------------
Revenues:
      Software license fees                           $     2,865   $       4,761   $     6,794     $        9,361
      Services                                              3,139           3,341         6,269              6,578
                                                      -----------   -------------   -----------     --------------

                          Total revenues                    6,004           8,102        13,063             15,939
                                                      -----------   -------------   -----------     --------------

Cost of revenues:
      Software license fees                                   795             584         1,659              1,039
      Services                                              2,438           1,792         4,507              3,730
                                                      -----------   -------------   -----------     --------------

                          Total cost of revenues            3,233           2,376         6,166              4,769
                                                      -----------   -------------   -----------     --------------

Gross profit                                                2,771           5,726         6,897             11,170
                                                      -----------   -------------   -----------     --------------

Operating expenses:
      Sales and marketing                                   3,522           2,808         6,385              5,480
      Product development                                   1,739           1,557         3,777              3,079
      General and administrative                            1,885           1,263         3,083              2,487
      Acquired in-process research and development            ---             ---           ---                450
                                                      -----------   -------------   -----------     --------------

                          Total operating expenses          7,146           5,628        13,245             11,496
                                                      -----------   -------------   -----------     --------------

Income (loss) from operations                              (4,375)             98        (6,348)              (326)

Interest income, net                                           73             134           478                224
Gain on Investment in Northern Light, LLC                   5,056             ---         5,056                ---
Other income (expense), net                                    61             (18)           18                (25)
                                                      -----------   -------------   -----------     --------------

Income (loss) before income taxes                             815             214          (796)              (127)

Provision for income taxes                                     13             ---            13                ---
                                                      -----------   -------------   -----------     --------------

Net income (loss)                                     $       802   $         214   $      (809)    $         (127)
                                                      ===========   =============   ===========     ==============

Net income (loss) per common share -- basic           $      0.08   $        0.02   $     (0.09)    $        (0.01)
                                                      ===========   =============   ===========     ==============

Net income (loss) per common share -- diluted         $      0.08   $        0.02   $     (0.09)    $        (0.01)
                                                      ===========   =============   ===========     ==============

Weighted average number of common shares
outstanding -- basic                                        9,501           9,358         9,465              9,327
                                                      ===========   =============   ===========     ==============

Weighted average number of common shares
outstanding -- diluted                                      9,565           9,782         9,465              9,327
                                                      ===========   =============   ===========     ==============

          The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)


                                                                                              Six months ended June 30,
                                                                                                  1999        1998
                                                                                                --------    --------
Cash flows provided by (used in) operating activities:
Net loss                                                                                        $   (809)   $    (127)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                                                   2,521        1,917
   Provision for doubtful accounts                                                                   184          449
   Gain on Investment in Northern Light LLC                                                       (5,056)          --
   Gain on foreign currency transactions                                                             (44)         (29)
   Acquired in-process research and development                                                       --          450
   Stock options issued to consultants and partners                                                  116            8
   Changes in operating assets and liabilities, net
       of effects from acquisitions of businesses:
       Accounts receivable                                                                          (926)       3,089
       Prepaid expenses and other current assets                                                     154          272
       Accounts payable                                                                             (859)      (1,004)
       Accrued expenses and compensation                                                            (864)      (1,548)
       Accrued acquisition costs                                                                    (140)        (691)
       Income taxes payable                                                                          (77)         (40)
       Deferred revenue                                                                            1,645         (398)
                                                                                                --------      -------

          Net cash provided by (used in) operating activities                                     (4,155)       2,348
                                                                                                --------      -------

Cash flows provided by (used in) investing activities:
  Additions to property and equipment                                                               (812)        (633)
  Acquisition of business                                                                             --         (450)
  Proceeds from investment in Northern Light LLC, net of costs incurred                            5,312           --
  Acquisition of third party software license                                                       (130)      (1,040)
  Additions to capitalized software costs                                                           (801)        (946)
                                                                                                --------      -------

          Net cash provided by (used in) investing activities                                      3,569       (3,069)
                                                                                                --------      -------

Cash flows provided by financing activities:
  Proceeds from issuance of common stock and exercise of stock options                               204          286
                                                                                                --------      -------

          Net cash provided by financing activities                                                  204          286
                                                                                                --------      -------

Effect of exchange rate changes on cash and cash equivalents                                          42           72
                                                                                                --------      -------

Net change in cash and cash equivalents                                                             (340)        (363)
Cash and cash equivalents at beginning of period                                                  12,468       13,231
                                                                                                --------      -------

Cash and cash equivalents at end of period                                                      $ 12,128      $12,868
                                                                                                ========      =======

Supplemental disclosure of non-cash operating and financing transaction:
  Waiver of escrow shares transferred from accrued liabilities to additional paid-in capital    $    200      $    --
                                                                                                ========      =======

  The accompanying notes are an integral part of the consolidated financial statements.

                          DATAWARE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.   Basis of Presentation

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and the financial statements and footnotes included therein. The interim financial data as of June 30, 1999 and for the six months ended June 30, 1999 and June 30, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

B.   Net Income (Loss) Per Share

The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statements of
Operations:

                                                          For the Three Months Ended  June 30,   For the Six Months Ended June 30,
(In thousands, except per share data)                          1999              1998                    1999           1998
                                                               ----              ----                    ----           ----
Basic and Diluted EPS
       Numerator:
       Net income (loss)                                      $  802            $  214                 $ (809)         $ (127)
                                                          ======================================================================

       Denominator:
       Common shares outstanding-basic                         9,501             9,358                  9,465           9,327

       Dilutive options                                           64               352                   ----            ----
       Dilutive warrants                                        ----                72                   ----            ----
                                                          ----------------------------------------------------------------------
       Common shares outstanding-diluted                       9,565             9,782                  9,465           9,327
                                                          ======================================================================

                     Basic and Diluted EPS                    $ 0.08            $ 0.02                 $(0.09)         $(0.01)
                                                          ======================================================================

Options to purchase 280,396 and 2,677,227 shares of common stock outstanding with weighted average exercise prices of $6.12 and $2.53 as of the three month periods ended June 30, 1998 and 1999, respectively, and 351,645 and 1,995,461 shares of common stock outstanding with weighted average exercise prices of $5.60 and $3.04 as of the six month periods ended June 30, 1998 and 1999, respectively, were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive.

C. Comprehensive Income (Loss)

The Company's comprehensive earnings were as follows:

                                                       For the Three Months Ended June 30,    For the Six Months Ended June 30,
(In thousands)                                               1999                 1998             1999             1998
                                                            ------               ------           ------           ------
Net income (loss)                                           $802                 $ 214            $(809)           $(127)
Foreign currency translation adjustment                      (19)                  (10)             (68)              23
                                                          ----------------------------------------------------------------------

           Total comprehensive income (loss)                $ 783                $ 204            $(877)           $(104)
                                                          ======================================================================

D. New Accounting Standard

On June 15, 1998, the Financial Accounting Standards Board issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed the evaluation of the impact of the adoption of this new standard; however, it is not expected to have an impact on the Company's results in the near term.

E. Segment Information

On December 31, 1998 the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies related to the reporting of financial information about operating segments.

Upon adoption of SFAS 131, the Company began to present segment financial information for its three reportable operating segments: USLA (a unit focusing on the sale of software and services for enterprise information access ("knowledge management") and professional electronic publishing applications in the United States and Latin America); Eurasia (a unit focusing on knowledge management and professional electronic publishing applications in Europe and the Pacific Rim); and Multimedia (providing a complete array of multimedia application development and web site hosting services to corporations, publishers and professional firms, mostly in the United States).

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

A summary of the segment financial information reported is as follows:

                                                                                             CORPORATE AND
Six months ended June 30, 1999                         USLA      EURASIA      MULTIMEDIA      ELIMINATIONS         TOTAL
                                                     -------------------------------------------------------------------------
Revenues from unaffiliated customers                 $ 6,427     $ 4,160       $   2,476       $       ---        $ 13,063
Operating income (loss)                                2,574         790            (573)           (9,139)         (6,348)

                                                                                             CORPORATE AND
Six months ended June 30, 1998                         USLA      EURASIA      MULTIMEDIA      ELIMINATIONS         TOTAL
                                                     -------------------------------------------------------------------------
Revenues from unaffiliated customers                 $ 7,924     $ 4,176       $   3,839       $       ---        $ 15,939
Operating income (loss)                                6,538         (23)          1,131            (7,972)           (326)

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

G.   Gain on Investment in Northern Light LLC

During the second quarter, Northern Light Technology LLC, developer of the world's first research engine, announced that it had completed a $35 million equity financing. Following this announcement, Dataware sold one-half of its interest in the LLC back to Northern Light for $4.1 million in cash. In addition, the Company was repaid by Northern Light for its $1.2 million promissory note held by Dataware. These transactions resulted in a $5.1 million gain after adjusting for legal costs incurred and the investment in Northern Light that was carried on the Company's books. After these transactions, Dataware retains an approximate 5% interest in Northern Light.

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

Relationship with IHS

On September 30, 1997, the Company sold a portion of its data services business to Information Handling Services Group, Inc. ("IHS") in exchange for cash and the stock of IHS's subsidiary, Creative Multimedia Corporation. The portion of the business sold included certain contracts and other assets of Dataware, as well as the stock of the Company's Australian, Canadian, German, Italian and Swedish subsidiaries. The activities of the data services business sold consisted of processing customer text and data and using it to create information-distribution products.

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

As Dataware's largest distributor, IHS accounted for 38% of software license revenues (23% of total revenues) in the second quarter of 1999 compared with 41% and 26%, respectively, during the second quarter of 1998. IHS accounted for 40% of software license revenues (25% of total revenues) for the first six months of 1999 compared with 48% and 29%, respectively, in the first six months of 1998. The Company's plan is that, as revenues from the existing IHS arrangements diminish during 1999 and thereafter due to the winding down of the current agreements, they will be replaced by revenues from sales of the Company's newer offerings through IHS and other channels. However, the current IHS relationship will remain important for the near term and any unexpected disruption would likely have a material adverse effect on the Company.

RESULTS OF OPERATIONS

Revenues
The Company's total revenues decreased 26% from $8.1 million in the second quarter of 1998 to $6.0 million in the second quarter of 1999. The Company's total revenues decreased 18% from $15.9 million in the first six months of 1998 to $13.1 million in the first six months of 1999. The decline in revenues resulted, in part, from several orders slipping into the third quarter of 1999 due to a combination of delays in finalizing statements of work, as well as from distractions resulting from management changes made since the end of 1998. The Company has taken steps at both the strategic and tactical levels during the first half of 1999 to further its previously communicated plan to become a provider of enterprise-scale, intranet-based knowledge management solutions, which were designed to improve the Company's execution and deliver more predictable results through the second half of the year. However, there is a lag time before these steps can prove their potential. Other contributing factors included delays in finalizing the Company's knowledge management products and in establishing strong reference accounts to support further sales.

Quarter over quarter, software license fees decreased 40% from $4.8 million to $2.9 million. Software license fees include revenues from systems and tools, applications and custom software products. Software licenses decreased 27% from $9.4 million for the six months ended June 30, 1998 to $6.8 million for the six months ended June 30, 1999.

Software license fees in the second quarter of 1998 and 1999 included $1.9 and $1.0 million, respectively, in software revenues under agreements with IHS. For the six months ended June 30, 1998 and 1999, software license fees included $4.5 and $2.7 million, respectively, of these revenues. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the second quarter of 1999 include $.7 million of such discounted payments accelerated from the years 2000 through 2001. For the first six months of 1999 software revenues include $1.5 million of these discounted payments. While it is in the Company's discretion whether to accelerate such payments in any quarter, if the Company continues to accelerate the maximum amount available each quarter, the guaranteed payments under these agreements with IHS would terminate in the fourth quarter of 1999.

Service revenues decreased 6% from $3.3 million in the second quarter of 1998 to $3.1 million in the same period for 1999. Service revenues are primarily derived from interactive multimedia development, production services, software maintenance, web site hosting, custom software development and project management. These revenues decreased 5% from $6.6 million to $6.3 million for the six-month periods ended June 30, 1998 and 1999.

Software revenues decreased from 59% of total revenues in the second quarter of 1998 to 48% in the second quarter of 1999, and services revenues increased from 41% of total revenues in the second quarter of 1998 to 52% in the second quarter of 1999. Software revenues decreased from 59% of total revenues in the six months ended June 30, 1998 to 52% in the same period of 1999, and services revenues increased from 41% of total revenues during this six month period in 1998 to 48% in the first six months of 1999. This shift from software to service revenues is consistent with the Company's plan to move toward more solution-based sales.

The mix within the software revenues continues to favor the Company's legacy products, although the newer Knowledge Management Suite and Dataware II Publisher products have been gaining momentum since late 1998 despite stiff competition in the market.

Cost of Revenues
Cost of revenues increased 36% from $2.4 million in the second quarter of 1998 to $3.2 million during the same period in 1999. Cost of revenues increased 29% from $4.8 million in the first six months of 1998 to $6.2 million during the same period in 1999. As a percentage of revenues, total cost of revenues increased from 29% of total revenues for the three months ended June 30, 1998 to 54% for the three months ended June 30, 1999 and from 30% to 47% for the six months ended June 30, 1998 and 1999, respectively.

The cost of software licenses as a percentage of software license fees increased from 12% in the second quarter of 1998 to 28% during the second quarter of 1999. During the first six months of 1999, the cost of software licenses as a percentage of software license fees increased to 24% from 11% for the same period in 1998. This increase on a quarterly and year to date basis is principally caused by the decline in software revenues while fixed costs, such as amortization of capitalized software, increased due to the addition of purchased software in 1998.

The cost of services, as a percentage of service revenues, increased from 54% for the second quarter of 1998 to 78% during the second quarter of 1999. During the first six months of 1999, the cost of services as a percentage of service revenues increased to 72% from 57% for the same period in 1998. The increase quarter over quarter and year over year is primarily caused by underutilization of the knowledge management consulting group during the first half of 1999.

Gross Profit
Total gross profit was $5.7 million or 71% of total revenues for the second quarter of 1998 and $2.8 million or 46% of total revenues for the second quarter of 1999. For the first six months of 1998, total gross profit amounted to $11.2 million as compared with $6.9 million for the same period in 1999, representing 70% and 53% of total revenues, respectively. Quarter to quarter, software margins decreased from 88% in 1998 to 72% in 1999 and service margins decreased from 46% in 1998 to 22% in 1999. On a year to year basis, software margins decreased from 89% to 76% and services margins decreased from 43% to 28% in 1998 and 1999, respectively.

Gross margins may improve in the long run if the Company attains additional improvements in service margins. However, there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. In particular, the Company's increasing emphasis on providing solutions in the knowledge management field, not just selling software, will involve an increasing proportion of lower margin services. Other factors include: the inherent risks and costs of new product introductions, including uncertainty of customer acceptance; increased employment costs stemming from the high level of competition for qualified personnel in the software industry; and the Company's reliance on third parties for supply of certain product components.

Sales and Marketing Expenses
Sales and marketing expenses increased 25%, from $2.8 million to $3.5 million, during the second quarters of 1998 and 1999, respectively, and 17%, from $5.5 million to $6.4 million, during the first six months of 1998 and 1999, respectively. These increases reflect costs incurred in connection with reorganizing the sales process as well as spending on marketing programs, including corporate identity and branding projects.

Sales and marketing expenses increased as a percentage of revenues from 35% to 59% on a quarter to quarter basis and from 34% to 49% year over year due to the decline in revenues and increase in costs.

Product Development Expenses
Product development expenses, which exclude capitalized software costs, increased 12% from $1.6 million in the second quarter of 1998 to $1.7 million in the second quarter of 1999, and increased 23% from $3.1 million during the first six months of 1998 to $3.8 million during the same period in 1999. The Company capitalized software development costs in the amount of $357,000 in the second quarter of 1999 as compared to $485,000 in the second quarter of 1998. During the first half of 1999, the Company capitalized $801,000 in internally developed software costs as compared with $946,000 during the same period in 1998. The Company also capitalized $130,000 in purchased software during the first half of 1999. Product development expenses as a percentage of total revenues increased from 19% to 29% on both a quarter to quarter and year to year basis.

General and Administrative Expenses
General and administrative expenses increased 49%, from $1.3 million in the second quarter of 1998 to $1.9 million in the second quarter of 1999. These expenses increased 24%, from $2.5 million in the first half of 1998 to $3.1 million in the first half of 1999. The increase is primarily related to reorganization costs during 1999. General and administrative expenses as a percentage of total revenues increased from 16% to 31% on a quarter to quarter basis and from 16% to 24% on a year to year basis.

The Company's full-time employee headcount at June 30, 1999 was 238, which compares with 205 at December 31, 1998 and 236 at March 31, 1999. The increase year to date includes 16 employees that came to Dataware as part of the Sovereign Hill acquisition at the beginning of the year.

Purchased In-Process Research and Development
On January 23, 1998, the Company completed the acquisition of all of the outstanding shares of Green Book International Corporation ("Gbook"), in exchange for approximately $300,000 in cash. The Company incurred direct expenses of $150,000 related to the transaction. Prior to the acquisition, Gbook was the developer of a software package for the electronic publishing of financial prospectuses. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities and results of operations of Gbook are included in the financial statements from the acquisition date. The results of the continuing operations of Gbook are immaterial in the context of the results of the Company. Because the acquired technology was incomplete and required substantial additional development, the Company recorded a charge of $450,000 for purchased R&D in the first quarter of 1998.

Other Income (Expense), Net
During the second quarter of 1999, the Company reported approximately $73,000 in net interest income as compared with approximately $134,000 in the second quarter of 1998. During the first six months of 1999, the company reported approximately $478,000 in net interest income as compared with $224,000 in the same period in 1998. The interest income earned during the first quarter of 1999 includes interest collected on a secured note receivable.

For the three months ended June 30, 1999, the Company recorded $61,000 in net other income compared with $18,000 in net other expense during the same period in 1998. For the first half of 1999, the Company recorded approximately $18,000 in net other income as opposed to $25,000 in net other expense in the first half of 1998 (mostly foreign exchange gains and losses on intercompany balances).

Provision for Income Taxes
The Company recorded a $13,000 provision for income taxes in the three and six-month periods ended June 30, 1999 related to a foreign subsidiary. The Company did not record a provision for income taxes for the three or six month periods ended June 30, 1998, because of the losses incurred during those periods and the substantial net operating loss carryforward from prior periods. At June 30, 1999, the Company had a net operating loss carryforward of approximately $13.2 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

Year 2000
The "Year 2000 problem" refers to the operational failures that are expected to arise in computer systems, microprocessors, and software that are not able to properly interpret and sort dates beyond the year 1999. The Company recognizes that the Year 2000 problem may have a material adverse effect on its results of operations if its products and systems are not Year 2000 compliant or if those of its principal suppliers and/or customers are not Year 2000 compliant. The Company is continuing to implement the Year 2000 readiness program as described in the Form 10-K for 1998, to try to assess this potential effect, to remediate it where possible, and to develop contingency plans where management believes that to be appropriate and cost-effective. To date, the Company has incurred costs of approximately $40,000 on these activities. There can be no assurance that the program will be successful, and the extent of the impact on the Company if such problems cannot be assessed or remediated is not fully known.

Gain on Investment in Northern Light LLC
During the second quarter of 1999, Northern Light Technology LLC, developer of the world's first research engine, announced that it had completed a $35 million equity financing. Following this announcement, Dataware sold one-half of its interest in the LLC back to Northern Light for $4.1 million in cash. In addition, the Company was repaid by Northern Light for its $1.2 million promissory note held by Dataware. These transactions resulted in a $5.1 million gain after adjusting for legal costs incurred and the investment in Northern Light that was carried on the Company's books. After these transactions, Dataware retains an approximate 5% interest in Northern Light.

Certain Factors That May Affect Future Results
Statements in this Form 10-Q about the Company's prospects, including references to its revenues, profits and markets, are forward looking statements based on assumptions that may not be realized for various reasons. Important factors that could cause actual results to differ materially include that the business solutions offered by the Company may not adequately meet the needs of a rapidly changing marketplace; that the Company may not effectively reorganize to carry out its increasing focus on solutions; that the Company may not be able to develop appropriate new distribution channels to deliver these offerings economically and on time; that sales of the Company's older product lines may decline more rapidly than they can be replaced by revenues from newer offerings; that the Company's competitors, some of whom have significantly more resources than the Company, may meet the needs of the market more quickly and effectively; and that increases in various cost and expense categories may exceed management's current expectations. In general, for the Company to be successful it also must continue to attract and retain highly skilled technical, management, sales and marketing personnel despite the stiff competition for such personnel that exists in today's market; and worldwide and regional economic conditions must not significantly deteriorate.

Liquidity and Capital Resources

As of June 30, 1999, the Company had cash and cash equivalents of $12.1 million and working capital of $6.4 million. Operating activities used $4.2 million of the Company's cash during the first six months of 1999. Days sales outstanding increased from 44 days at December 31, 1998, to 62 days at June 30, 1999. The Company previously reported that it anticipated that its days sales outstanding would increase to their traditional levels during 1999.

The Company's investing activities provided cash of $3.6 million during the first six months of 1999, consisting of $5.3 million received in connection with the Company's investment in Northern Light LLC, offset by additions to property and equipment, internally developed capitalized software, and a third party license for software that will be included in the Company's products and used to develop custom applications for customers.

The Company's financing activities provided cash of $0.2 million during the first six months of 1999, which consisted of proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan.

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

(b) The Company filed no reports on Form 8-K during the quarter.

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              DATAWARE TECHNOLOGIES, INC.
                                    (Registrant)


Date: August 4, 1999      By: /s/ Michael Gonnerman
                              -------------------------------
                              Michael Gonnerman
                              Vice President, Chief Financial
                                Officer, Treasurer (Principal Financial
                                and Principal Accounting Officer)

                                 Exhibit Index

     27.1  Financial Data Schedule.

     99.1 Important Factors Regarding Future Results (Exhibit 99.1 to 1998 Form 10-K)*.



*  Incorporated by reference to the filing indicated in parentheses.