Form 10-Q/A
period 1999-06-30
DATAWARE TECHNOLOGIES INC
filed 1999-08-16
CIK 875942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

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

                          DATAWARE TECHNOLOGIES, INC.

This Amended and Restated Form 10-Q amends the Form 10-Q filed by Dataware Technologies, Inc. on August 4, 1999 by adding Part II, Item 4 (Submission of Matters to a Vote of Security Holders) and Exhibit 10.1 and, as so amended, restates the Form 10-Q in its entirety.


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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on May 27, 1999, the Company's shareholders voted as follows:

(a) To reelect William R. Lonergan to the Board of Directors for a three-year term.

     Total Vote For             7,600,135

     Total Vote Withheld          191,188

(b) To reelect Jeffrey O. Nyweide to the Board of Directors for a three-year term.

     Total Vote For             7,600,135

     Total Vote Withheld          191,188

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



                              DATAWARE TECHNOLOGIES, INC.
                                    (Registrant)


Date: August 16, 1999     By: /s/ Michael Gonnerman
                              -------------------------------
                              Michael Gonnerman
                              Vice President, Chief Financial
                                Officer, Treasurer (Principal Financial
                                and Principal Accounting Officer)

                                 Exhibit Index

     10.1  Equity Incentive Plan, as Amended and Restated April 13, 1999.

     27.1  Financial Data Schedule.

     99.1 Important Factors Regarding Future Results (Exhibit 99.1 to 1998 Form 10-K)*.



*  Incorporated by reference to the filing indicated in parentheses.