Form 10-Q
period 1999-09-30
DATAWARE TECHNOLOGIES INC
filed 1999-11-12
CIK 875942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


   For the quarter ended September 30, 1999       Commission File Number 0-21860

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

      Yes  X                             No
          ----                              ____
      Number of shares outstanding of the issuer's classes of common stock as of October 31, 1999:

                   Class                            Number of Shares Outstanding
      --------------------------------------        ----------------------------
      Common Stock, par value $.01 per share                  9,646,176

                          DATAWARE TECHNOLOGIES, INC.

                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          (unaudited) and December 31, 1998                               3

          Consolidated Statements of Operations (unaudited) for
          the Three and Nine Months Ended September 30, 1999 and 1998     4

          Consolidated Statements of Cash Flows (unaudited) for
          the Nine Months Ended September 30, 1999 and 1998               5

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      13

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K                          13

SIGNATURE                                                                 14

EXHIBIT INDEX                                                             15

                         Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          Dataware Technologies, Inc.
                         Consolidated  Balance Sheets
                       (in thousands except share data)

                                                                                             September 30,      December 31,
                                                                                                1999               1998
                                                                                             -------------      ------------
ASSETS                                                                                       (unaudited)
Current assets:
      Cash and cash equivalents                                                              $       9,986      $     12,468
      Accounts receivable, less allowance for doubtful
           accounts of $971 and $846 at September 30, 1999
           and December 31, 1998, respectively                                                       5,586             4,248
      Prepaid expenses and other current assets                                                      1,148             1,355
                                                                                             -------------      ------------
           Total current assets                                                                     16,720            18,071

Property and equipment, net                                                                          2,874             3,394
Computer software costs, net                                                                         2,614             3,540
Investment in Northern Light, LLC                                                                      256               512
Goodwill, net                                                                                        2,746             3,232
                                                                                             -------------      ------------

           Total assets                                                                      $      25,210      $     28,749
                                                                                             =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                                  $       1,350      $      1,350
      Accounts payable                                                                               1,764             2,538
      Accrued acquisition-related costs                                                                179               578
      Accrued non-recurring charges                                                                    281               559
      Accrued compensation                                                                           1,787             1,976
      Other accrued expenses                                                                         2,287             2,345
      Income taxes payable                                                                             249               720
      Deferred revenue                                                                               3,588             2,330
                                                                                             -------------      ------------
           Total current liabilities                                                                11,485            12,396
                                                                                             =============      ============

Stockholders' equity:
      Preferred stock, $.01 par value, 8,000,000 shares authorized;
           none issued and outstanding                                                                 ---               ---
      Common stock, $.01 par value, 14,000,000 shares authorized;
           9,617,633 shares issued and 9,543,633 shares outstanding at September
           30, 1999; 9,465,305 shares issued and 9,391,305 shares
           outstanding at December 31, 1998                                                             96                95
      Additional paid-in capital                                                                    47,914            47,323
      Accumulated deficit                                                                          (33,800)          (30,625)
      Accumulated other comprehensive loss                                                            (227)             (182)
      Treasury stock, 74,000 shares at cost                                                           (258)             (258)
                                                                                             -------------      ------------

           Total stockholders' equity                                                               13,725            16,353
                                                                                             =============      ============

           Total liabilities and stockholders' equity                                        $      25,210      $     28,749
                                                                                             =============      ============


   The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Operations
                     (in thousands except per share data)
                                  (unaudited)


                                                                        Three months ended                Nine months ended
                                                                           September 30,                     September 30,
                                                                      1999            1998             1999               1998
                                                                 ------------    ------------      ------------       ------------
Revenues:
      Software license fees                                      $      4,122    $      4,896      $     10,916       $     14,257
      Services                                                          2,880           3,605             9,149             10,183
                                                                 ------------    ------------      ------------       ------------
                        Total revenues                                  7,002           8,501            20,065             24,440
                                                                 ------------    ------------      ------------       ------------

Cost of revenues:
      Software license fees                                               839             619             2,498              1,658
      Services                                                          2,388           1,812             6,895              5,542
                                                                 ------------    ------------      ------------       ------------

                        Total cost of revenues                          3,227           2,431             9,393              7,200
                                                                 ------------    ------------      ------------       ------------
Gross profit                                                            3,775           6,070            10,672             17,240
                                                                 ------------    ------------      ------------       ------------
Operating expenses:
      Sales and marketing                                               2,855           2,757             9,240              8,237
      Product development                                               1,690           1,453             5,467              4,532
      General and administrative                                        2,155           1,401             5,238              3,888
      Acquired in-process research and development                        ---             ---               ---                450

                                                                 ============    ============      ============       ============
                        Total operating expenses                        6,700           5,611            19,945             17,107
                                                                 ============    ============      ============       ============

Income (loss) from operations                                          (2,925)            459            (9,273)               133

Interest income, net                                                       79             138               557                358
Gain on investment in Northern Light, LLC                                 ---             ---             5,056                ---
Other income, net                                                         107              22               125                  1
                                                                 ------------    ------------      ------------       ------------
Income (loss) before income taxes                                      (2,739)            619            (3,535)               492

Benefit from income taxes                                                (373)            ---              (360)               ---
                                                                 ------------    ------------      ------------       ------------
Net income (loss)                                                $    (2,366)    $        619      $     (3,175)      $        492
                                                                 ============    ============      ============       ============
Net income (loss) per common share -- basic                      $      (0.25)   $       0.07      $      (0.33)      $       0.05
                                                                 ============    ============      ============       ============
Net income (loss) per common share -- diluted                    $      (0.25)   $       0.07      $      (0.33)      $       0.05
                                                                 ============    ============      ============       ============
Weighted average number of common shares outstanding -- basic           9,536           9,220             9,489              9,450
                                                                 ============    ============      ============       ============
Weighted average number of common shares outstanding -- diluted         9,536           9,379             9,489              9,542
                                                                 ============    ============      ============       ============


   The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                         1999             1998
                                                                                                     ----------       -----------
Cash flows provided by (used in) operating activities:
Net income (loss)                                                                                   $    (3,175)       $      492
Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
      Depreciation and amortization                                                                       4,321             2,954
      Provision for doubtful accounts                                                                       235               532
      Gain on investment in Northern Light LLC                                                           (5,056)             ----
      Gain on foreign currency transactions                                                                 (11)               (3)
      Acquired in-process research and development                                                         ----               450
      Stock options issued to consultants and partners                                                      116                88
      Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
           Accounts receivable                                                                           (1,698)            2,241
           Prepaid expenses and other current assets                                                        198                35
           Accounts payable                                                                                (768)             (756)
           Accrued expenses and compensation                                                               (307)             (965)
           Accrued acquisition costs                                                                       (401)             (802)
           Income taxes payable                                                                            (468)             (129)
           Deferred revenue                                                                               1,332              (253)
                                                                                                    -----------       -----------

                Net cash provided by (used in) operating activities                                      (5,682)            3,884
                                                                                                    -----------       -----------
Cash flows provided by (used in) investing activities:
      Additions to property and equipment                                                                (1,142)             (995)
      Acquisition of business                                                                              ----              (450)
      Proceeds from investment in Northern Light LLC, net of costs incurred                               5,312              ----
      Acquisition of third party software license                                                          (130)           (1,290)
      Additions to capitalized software costs                                                            (1,122)           (1,378)
                                                                                                    -----------       -----------

                Net cash provided by (used in) investing activities                                       2,918            (4,113)
                                                                                                    -----------       -----------

Cash flows provided by (used in) financing activities:
      Proceeds from issuance of common stock and exercise of stock options                                  276               315
      Purchase of treasury stock                                                                           ----              (952)
                                                                                                    -----------       -----------

                Net cash provided by (used in) financing activities                                         276              (637)
                                                                                                    -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                                                  6                31
                                                                                                    -----------       -----------

Net change in cash and cash equivalents                                                                  (2,482)             (835)
Cash and cash equivalents at beginning of period                                                         12,468            13,231
                                                                                                    -----------       -----------

Cash and cash equivalents at end of period                                                          $     9,986       $    12,396
                                                                                                    ===========       ===========

Supplemental disclosure of non-cash operating and financing transactions:
      Waiver of escrow shares transferred from accrued liabilities to additional paid-in
      capital                                                                                       $       200       $      ----
                                                                                                    ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.       Basis of Presentation
These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and the financial statements and footnotes included therein. The interim financial data as of September 30, 1999 and for the nine months ended September 30, 1999 and September 30, 1998 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

B.       Net Income (Loss) per Share
The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statements of Operations:

                                               For the Three Months Ended     For the Nine Months Ended
                                                     September 30,                   September 30,
(In thousands, except per share data)           1999           1998               1999          1998
   Numerator:
   Net income (loss)                          $   (2,366)      $   619        $   (3,175)     $   492
                                              =========================================================

   Denominator:
   Common shares outstanding-basic                 9,536         9,220             9,489        9,450


   Dilutive options                                 ----           159              ----           92
   Dilutive warrants                                ----          ----              ----         ----
                                              ---------------------------------------------------------
   Common shares outstanding-diluted               9,536         9,379             9,489        9,542
                                              =========================================================
   Basic and Diluted EPS                      $    (0.25)      $  0.07        $    (0.33)     $  0.05
                                              =========================================================

Options to purchase 1,578,628 and 2,912,725 shares of common stock outstanding with weighted average exercise prices of $3.06 and $2.22 for the three month periods ended September 30, 1998 and 1999, respectively, and 437,027 and 2,201,036 shares of common stock outstanding with weighted average exercise prices of $3.34 and $2.68 for the nine month periods ended September 30, 1998 and 1999, respectively, were excluded from the calculation of diluted net income
(loss) per share as the effect of their inclusion would have been anti-dilutive.

C. Comprehensive Income (Loss)
The Company's comprehensive earnings were as follows:


                                                 For the Three Months Ended              For the Nine Months Ended
                                                        September 30,                          September 30,
(In thousands)                                      1999                1998              1999              1998

Net income (loss)                                 $  (2,366)            $ 619           $ (3,175)           $ 492

                                                  ---------------------------------------------------------------
Foreign currency translation adjustment                  23                (2)               (45)              22
                                                  ---------------------------------------------------------------
       Total comprehensive income (loss)          $  (2,343)            $ 617           $ (3,220)          $  514
                                                  ===============================================================

D.       New Accounting Standard
On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on the Company's financial position and results of operation in the near term.

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

Early in 1999, the Company announced a program to reposition and restructure to be an e-business solutions provider and began making strategic and organizational changes toward that goal. During the third quarter of 1999 management introduced a series of organizational changes designed to enable the Company to grow and deliver solutions to customers. One of these changes was to bring the Multimedia and USLA operating segments together under a senior vice president in order to closely align the sales organization and the solutions delivery resources. This newly created executive management position is responsible for managing and coordinating all field operations.

Because of this change in structure, the Company's executive management team now reviews and evaluates the results of the Company in terms of its two reportable operating segments: USLA and Eurasia.

Although the Company prepares full balance sheets for the Eurasian business unit, it reports only certain assets for the USLA segment. This segment is not considered capital-intensive and, thus, other balance sheet information is not considered meaningful on a segment basis.

A summary of the segment financial information reported is as follows:

                                                                       CORPORATE AND
Nine months ended September 30, 1999           USLA        EURASIA      ELIMINATIONS      TOTAL
                                            --------------------------------------------------------
Revenues from unaffiliated customers        $    13,748  $      6,317  $          --    $    20,065
Operating income (loss)                           5,177          (562)     (13,888)          (9,273)

                                                                       CORPORATE AND
Nine months ended September 30, 1998           USLA        EURASIA      ELIMINATIONS      TOTAL
                                            --------------------------------------------------------
Revenues from unaffiliated customers        $  18,253    $   6,187     $          --    $    24,440
Operating income (loss)                        10,445        1,447         (11,759)             133


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

G.   Gain on Investment in Northern Light LLC
During the second quarter of 1999, Northern Light Technology LLC, developer of the world's first research engine, announced that it had completed a $35 million equity financing. Following this announcement, Dataware sold one-half of its interest in the LLC back to Northern Light for $4.1 million in cash. In addition, Northern Light repaid the Company for its $1.2 million promissory note held by Dataware. These transactions resulted in a $5.1 million gain after adjusting for legal costs incurred and the investment in Northern Light that was carried on the Company's books. After these transactions, Dataware retained an approximate 5% interest in Northern Light.

H.   Income Tax Benefit
The Company recorded a $373,000 income tax benefit in the three months ended September 30, 1999. The benefit represents the reversal of a reserve established in previous years for taxes on a foreign subsidiary that the Company now believes are not owed.

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

As Dataware's largest distributor, IHS accounted for 29% of software license revenues (20% of total revenues) in the third quarter of 1999 compared with 36% and 25%, respectively, during the third quarter of 1998. IHS accounted for 36% of software license revenues (23% of total revenues) for the first nine months of 1999 compared with 57% and 37%, respectively, in the first nine months of 1998. While no assurances can be provided, the Company's plan is that, as revenues from the existing IHS arrangements continue to diminish during 1999 and thereafter due to the winding down of the current agreements, they will be replaced by revenues from sales of the Company's newer offerings through IHS and other channels. However, the current IHS relationship will remain important for the near term and any unexpected disruption would likely have a material adverse effect on the Company.

RESULTS OF OPERATIONS

Revenues
The Company's total revenues decreased 18% from $8.5 million in the third quarter of 1998 to $7.0 million in the third quarter of 1999. The Company's total revenues decreased 18% from $24.4 million in the first nine months of 1998 to $20.1 million in the first nine months of 1999. The decline in revenues resulted, in part, from decreased productivity of the Company's sales force and delays in finalizing statements of work, as well as from distractions resulting from management changes made since the end of 1998. The Company has taken steps at both the strategic and tactical levels during 1999 to further its previously communicated plan to become a provider of enterprise-scale, intranet-based knowledge management solutions, which were designed to improve the Company's execution and deliver more predictable results through the end of the year. However, there is a lag time before these steps can prove their potential. Other contributing factors included delays in finalizing the Company's knowledge management products and in establishing strong reference accounts to support further sales.

Quarter over quarter, software license fees decreased 16% from $4.9 million to $4.1 million. Software license fees include revenues from systems and tools, applications and custom software products. Year over year, software licenses decreased 23% from $14.3 million to $10.9 million.

Software license fees in the third quarter of 1998 and 1999 included $1.7 and $1.2 million, respectively, in software revenues under agreements with IHS. For the nine months ended September 30, 1998 and 1999, software license fees included $8.1 and $4.7 million, respectively, of revenues from IHS. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the third quarter of 1999 include $0.8 million of such discounted payments accelerated from the year 2000. For the first nine months of 1999 software revenues include $2.3 million of these discounted payments. The Company anticipates that all guaranteed payments under these agreements with IHS will terminate in the fourth quarter of 1999.

Service revenues decreased 20% from $3.6 million in the third quarter of 1998 to $2.9 million in the same period for 1999. Service revenues are primarily derived from interactive multimedia development, production services, software maintenance, web site hosting, custom software development and project management. These revenues decreased 10% from $10.2 to $9.1 million for the nine month periods ended September 30, 1998 and 1999.

Software revenues increased slightly from 58% of total revenues in the third quarter of 1998 to 59% in the third quarter of 1999, and services revenues decreased slightly from 42% of total revenues in the third quarter of 1998 to 41% in the third quarter of 1999. Software revenues decreased from 58% of total revenues in the nine months ended September 30, 1998 to 54% in the same period of 1999, and services revenues increased from 42% of total revenues during this nine-month period in 1998 to 46% in the first nine months of 1999. This shift from software to service revenues is consistent with the Company's plan to move toward more solution-based sales.

The mix within the software revenues continues to favor the Company's legacy products, although the newer Knowledge Management Suite and Dataware II Publisher products have been gaining momentum since late 1998 despite stiff competition in the market.

The Company anticipates that revenues at year-end may be affected by the general concern over "Year 2000" problems and the resulting hesitancy of many organizations to undertake transactions, apart from any actual problems experienced by Dataware's customers.

Cost of Revenues
Cost of revenues increased 33% from $2.4 million in the third quarter of 1998 to $3.2 million during the same period in 1999. Cost of revenues increased 30% from $7.2 million in the first nine months of 1998 to $9.4 million during the same period in 1999. As a percentage of revenues, total cost of revenues increased from 29% of total revenues for the three months ended September 30, 1998 to 46% for the three months ended September 30, 1999 and from 29% to 47% for the nine months ended September 30, 1998 and 1999, respectively.

The cost of software licenses as a percentage of software license fees increased from 13% in the third quarter of 1998 to 20% during the third quarter of 1999. During the first nine months of 1999, the cost of software licenses as a percentage of software license fees increased to 23% from 12% for the same period in 1998. This increase on a quarterly and year to date basis is principally caused by the decline in software revenues while fixed costs, such as amortization of capitalized software, increased due to the addition of purchased software in 1998.

The cost of services, as a percentage of service revenues, increased from 50% for the third quarter of 1998 to 83% during the third quarter of 1999. During the first nine months of 1999, the cost of services as a percentage of service revenues increased to 75% from 54% for the same period in 1998. The increase quarter over quarter and year over year is primarily caused by underutilization of the multimedia web site development and knowledge management consulting groups.

Gross Profit
Total gross profit was $6.1 million or 71% of total revenues for the third quarter of 1998 and $3.8 million or 54% of total revenues for the third quarter of 1999. For the first nine months of 1998, total gross profit amounted to $17.2 million as compared with $10.7 million for the same period in 1999, representing 71% and 53% of total revenues, respectively. Quarter to quarter, software margins decreased from 87% in 1998 to 80% in 1999 and service margins decreased from 50% in 1998 to 17% in 1999. On a year-to-year basis, software margins decreased from 88% to

77% and services margins decreased from 46% to 25% in 1998 and 1999, respectively.

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

Sales and Marketing Expenses
Sales and marketing expenses increased slightly, from $2.8 to $2.9 million, during the third quarters of 1998 and 1999, respectively, and 12%, from $8.2 to $9.2 million, during the first nine months of 1998 and 1999, respectively. These increases reflect costs incurred in connection with reorganizing the sales process as well as spending on marketing programs, including corporate identity and branding projects, during the first half of 1999.

Sales and marketing expenses increased as a percentage of revenues from 32% to 41% on a quarter-to-quarter basis and from 34% to 46% year over year due to the decline in revenues and increase in costs.

Product Development Expenses
Product development expenses, which exclude capitalized software costs, increased 16% from $1.5 million in the third quarter of 1998 to $1.7 million in the third quarter of 1999, and increased 21% from $4.5 million during the first nine months of 1998 to $5.5 million during the same period in 1999. The Company capitalized software development costs in the amount of $298,000 in the third quarter of 1999 as compared to $432,000 in the third quarter of 1998. During the first nine months of 1999, the Company capitalized $1,099,000 in internally developed software costs as compared with $1,378,000 during the same period in 1998. The Company also capitalized $130,000 in purchased software during 1999. Product development expenses as a percentage of total revenues increased from 17% to 24% quarter to quarter and from 19% to 27% on a year-to-year basis.

General and Administrative Expenses
General and administrative expenses increased 54%, from $1.4 million in the third quarter of 1998 to $2.2 million in the third quarter of 1999. These expenses increased 35%, from $3.9 million in the first nine months of 1998 to $5.2 million during the same period in 1999. The increase quarter to quarter is primarily related to a one-time, $400,000 write down of computer hardware and software as well as the cost of moving the Cambridge organization to new office space. On a year-to-year basis, the increase also includes reorganization costs incurred during the first half of 1999. General and administrative expenses as a percentage of total revenues increased from 16% to 31% on a quarter-to-quarter basis and from 16% to 26% on a year-to-year basis.

The Company's full-time employee headcount at September 30, 1999 was 231, which compares with 205 at December 31, 1998 and 238 at June 30, 1999. The increase year to date includes 14 employees that came to Dataware as part of the Sovereign Hill acquisition at the beginning of 1999.

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

Other Income (Expense), Net
During the third quarter of 1999, the Company reported $79,000 in net interest income as compared with $138,000 in the third quarter of 1998. During the first nine months of 1999, the Company reported $557,000 in net interest income as compared with $358,000 in the same period in 1998. The interest income earned during 1999 includes interest collected on a secured note receivable during the first quarter.

For the three months ended September 30, 1999, the Company recorded $107,000 in net other income compared with $22,000 during the same period in 1998. For the nine months of 1999, the Company recorded approximately $125,000 in net other income as opposed to $1,000 during the same period in 1998 (made up of foreign exchange gains and losses on intercompany balances as well as income from a third-party sublease).

Provision for Income Taxes
The Company recorded a $373,000 income tax benefit in the three months ended September 30, 1999. The benefit represents the reversal of a reserve established in previous years for taxes on a foreign subsidiary that the Company now believes are not owed. The Company did not record a provision for income taxes for the three or nine-month periods ended September 30, 1998, because of the losses incurred during those periods and the substantial net operating loss carryforward from prior periods. At September 30, 1999, the Company had a net operating loss carryforward of approximately $13.2 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

Year 2000
The "Year 2000 problem" refers to the operational failures that are expected to arise in computer systems, microprocessors, and software that are not able to properly interpret and sort dates beyond the year 1999. For present purposes, "Year 2000 Compliant" means that a computer program or system can accurately store, sort, display, process, provide, and/or receive data from, into, and between the 20th and 21st centuries when used properly and in conformity with the product information furnished by the Company; provided that there was no hard coding of dates to force a prefix of "19" during the production process, that all digits of the date are provided as input, and that all other technology used in combination with the software or system properly exchanges date data with it. The Company recognizes that the Year 2000 problem may have a material adverse effect on its results of operations if its products and systems are not Year 2000 Compliant or if those of its principal suppliers and/or customers are not Year 2000 Compliant. The Company is continuing to implement the Year 2000 readiness program as described in the Form 10-K for 1998, to try to assess this potential effect, to remediate it where possible, and to develop contingency plans where management believes them to be appropriate and cost-effective.

The Company has completed testing of its current, updated product offerings (including third party software incorporated in the products), and believes that they are all Year 2000 Compliant. (The Company has not made a general evaluation of individual products customized for particular customers, but will work with those customers as requested.) The Company has reviewed the computer systems, including servers for web hosting, through which it provides certain services to customers and believes that they also are Year 2000 Compliant. The Company continues to test its internal-use systems and to identify anticipated costs, problems and uncertainties associated with making them Year 2000 Compliant. Finally, the Company is reviewing all major suppliers to determine the status of their Year 2000 Compliance, since their noncompliance may have a material adverse impact on the Company's business. To the extent that its review shows that a particular supplier's situation poses unacceptable risks to the Company, the Company expects to identify an alternate source.

To date, the Company has incurred costs of approximately $50,000 on these activities. There can be no assurance that the program will be successful, and the extent of the impact on the Company if such problems cannot be assessed or remediated is not fully known.

Gain on Investment in Northern Light LLC
During the second quarter of 1999, Northern Light Technology LLC, developer of the world's first research engine, announced that it had completed a $35 million equity financing. Following this announcement, Dataware sold one-half of its interest in the LLC back to Northern Light for $4.1 million in cash. In addition, Northern Light repaid the Company for its $1.2 million promissory note held by Dataware. These transactions resulted in a $5.1 million gain after adjusting for legal costs incurred and the investment in Northern Light that was carried on the Company's books. After these transactions, Dataware retained an approximate 5% interest in Northern Light.

Certain Factors That May Affect Future Results
Statements in this Form 10-Q about the Company's prospects, including references to its revenues, profits and markets, are forward looking statements based on assumptions that may not be realized for various reasons. Important factors that could cause actual results to differ materially include: that the Company may not effectively complete the personnel reorganization necessary to implement its increasing focus on business solutions; that an excessive level of high-cost customized services will be required to provide solutions meeting individual customers' needs; that the Company may not be able to develop appropriate new distribution channels capable of delivering these offerings economically and on time; that sales of the Company's older product lines may decline more rapidly than they can be replaced by revenues from newer offerings; that costs related to the possible failure of the Company's products or services, or those of any of the Company's suppliers, to be Year 2000 Compliant may be higher than management currently believes; that the Company's competitors, some of whom have significantly more resources than the Company, may meet the needs of the market more quickly and effectively; and that increases in various cost and expense categories may exceed management's current expectations. In general, for the Company to be successful it also must continue to attract and retain highly skilled technical, management, sales and marketing personnel despite the stiff competition for such personnel that exists in today's market, and worldwide and regional economic conditions must not significantly deteriorate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash and cash equivalents of $10.0 million and working capital of $5.2 million. Operating activities used $5.7 million of the Company's cash during the first nine months of 1999. Days sales outstanding increased from 44 days at December 31, 1998, to 66 days at September 30, 1999. The Company previously reported that it anticipated that its days sales outstanding would increase to their traditional levels during 1999.

The Company's investing activities provided cash of $2.9 million during the first nine months of 1999, consisting of $5.3 million received in connection with the Company's investment in Northern Light LLC, offset by additions to property and equipment, internally developed capitalized software, and a third party license for software that is being included in the Company's products and used to develop custom applications for customers.

The Company's financing activities provided cash of $0.3 million during the first nine months of 1999, which consisted of proceeds from the issuance of common stock under the Company's Employee Stock Purchase Plan.

The Company believes that its cash, cash equivalents and marketable securities, together with anticipated cash from operations, will be sufficient to meet its liquidity needs into fiscal 2000. The Company expects that increased revenues from operations will then support and continue to enhance its liquidity. However, market acceptance of new products and solutions may take longer than anticipated, and working capital and other capital requirements may change because of unanticipated changes in business conditions, in addition to such other considerations as expansion of operations or research and development activities, competitive and technological developments, costs of remediation of Year 2000 computer problems, and possible future acquisitions of businesses and/or product rights. There can be no assurance that the Company may not experience liquidity problems because of adverse market conditions or other unfavorable events. In such a case, the Company may need to seek additional financing.

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














                          DATAWARE TECHNOLOGIES, INC.
                               (Registrant)


Date: November 11, 1999   By: /s/ Michael Gonnerman
                              ---------------------
                          Michael Gonnerman
                          Vice President, Chief Financial Officer, Treasurer
                          (Principal Financial and Principal Accounting Officer)

                                 Exhibit Index

         10.1 Employment Agreement between the Company and Michael Gonnerman dated August 16, 1999.

         27.1     Financial Data Schedule.

         99.1 Important Factors Regarding Future Results (Exhibit 99.1 to 1998 Form 10-K)*.

*  Incorporated by reference to the filing indicated in parentheses.