Form 10-K405
period 1999-12-31
DATAWARE TECHNOLOGIES INC
filed 2000-03-13
CIK 875942

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                        Commission File Number 0-21860

                          DATAWARE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                             06-1232140
     (State or Other Jurisdiction of       (I.R.S. Employer Identification
    Incorporation or Organization)                     No.)


             One Canal Park                             02141
              Cambridge, MA                           (Zip Code)
     (Address of Principal Executive
               Offices)

                                (617) 621-0820
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of Each Class      Name of Exchange on Which Registered
     -------------------      ------------------------------------
            None                              None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, Par Value $.01 Per Share
                               (Title of Class)

             Junior Participating Preferred Stock Purchase Rights
                               (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of Registrant's voting common stock held by non-affiliates of the Registrant as of
   February 18, 2000: $97,902,731

   Shares of Common Stock outstanding as of February 18, 2000: 10,309,579

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on April 13, 2000 (the "2000 Proxy Statement") are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I

  Item 1.  Business.....................................................    3
  Item 1A. Executive Officers of the Registrant.........................    8
  Item 2.  Properties...................................................    8
  Item 3.  Legal Proceedings............................................    8
  Item 4.  Submission of Matters to a Vote of Security Holders..........    8

Part II

           Market for Registrant's Common Equity and Related
  Item 5.  Stockholders' Matters........................................    9
  Item 6.  Selected Financial Data......................................   10
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   11
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk...   19
  Item 8.  Financial Statements and Supplementary Data..................   20
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   44

Part III

  Item 10. Directors and Executive Officers of the Registrant...........   44
  Item 11. Executive Compensation.......................................   45
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   45
  Item 13. Certain Relationships and Related Transactions...............   45

Part IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form
           8-K..........................................................   45
  Signatures ............................................................  47
  Exhibit Index..........................................................  48

                           Forward-Looking Statements

   Statements concerning the Company's anticipated performance, including future revenues, costs, and profits or losses, about the anticipated development of the Company's products and services offerings, or about the development of the Company's markets, made throughout this Annual Report, are "forward-looking statements." Such statements are based on the current assumptions of Dataware management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described throughout this Annual Report, under "Certain Factors That May Affect Future Results" in Part II, Item 7 below, and in Exhibit 99.1 to this Annual Report (which is incorporated herein by reference), that could cause actual results to differ materially from those described in the forward-looking statements.

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

   Dataware Technologies, Inc. is a full service provider of "e-Business solutions:" integrated Internet business and technology solutions to business challenges facing its clients. Dataware offers integrated, Internet related services using the Dataware Xcellera(TM) Methodology to help clients achieve critical e-Business objectives reliably and fast. Dataware's goal is to distinguish itself by combining its methodology, skills, experience, and technologies to quickly provide competitive and operational advantages for its clients. Dataware currently serves a global customer base through regional "footprint" solution-centers in the U.S. and Europe.

   Dataware was incorporated in Delaware in 1988 and has spent the majority of its 12 year history acquiring and developing advanced technologies for handling business knowledge assets in the form of digital information and broadband media. A knowledge asset, in this context, is an electronic document or record that encapsulates information or knowledge on some subject or combination of related subjects. Prior to 1999, Dataware's business model was to generate return on its investment in technology and technical expertise through the licensed sale of software products and related services.

   In 1999, the Company made several major changes to its business and operational models. Analysis of opportunities available to the Company showed that Dataware could create a higher return on invested capital by offering value-added e-Business solutions. The Company's existing proven services methodology, employee skills, Internet experience and differentiating technology allowed it to enter the high-growth e-Business solution market quickly.

   Additional information about the development of the Company's business during the past year and some of the risks the Company faces is contained in
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SOLUTIONS

   Dataware offers integrated e-Business strategy consulting, design and development of Internet applications, implementation and integration of Company and third-party Internet technology solutions, design and development of custom Internet technology solutions, and application and solution level hosting and support.

   Dataware partners with clients to accelerate the creation and implementation of e-Business strategies and solutions that enable the clients to create value through the use of information technology, in particular, the Internet. Dataware has assembled a global pool of multi-disciplinary talents, approaches, methodologies and technology components that encompass strategy, definition, design, specification, creation and enhancement of solutions.

   Recent examples of solutions developed by Dataware include a solution to migrate the sale process of a large U.S. mutual fund company from a manual to an e-Business model. Distributor education and sales of mutual fund products through wholesalers were enhanced through the use of information technology. In this case, Dataware provided a full life-cycle solution that spanned from strategy consulting through implementation and support. Other sample solutions include the conception and launch of several business-to-business (B2B) portals, for both brick and mortar businesses and "dot-com" start-ups.

THE DATAWARE XCELLERA(TM) METHODOLOGY

   Dataware delivers its solutions using its Xcellera Methodology. The Dataware Xcellera Methodology is a proven 5-step approach intended to ensure e-Business success with an emphasis on speed. Xcellera is collaborative and iterative, with specific deliverables at each step. Xcellera has been embraced by Global 2000 and "dot-com" businesses alike for its ability to create strategy from ideas, minimize risk, and promote fast and successful deployment of global e-Business solutions.

   The Dataware Xcellera Methodology consists of the following five steps:

  1.Strategy and Vision

    Listen, understand, apply expertise, define vision, define objectives, and deliver business strategy--leverage Dataware knowledge to create direction

  2.Define

    Gather information, understand business and technical requirements, apply expertise, document requirements--create projects/activities that support the strategy and vision

  3.Design

    Develop functional and technical specifications, design system architecture and user interface, generate prototypes, and deliver design--blueprint applications that encompass the projects/activities

  4.Create

    Build and deliver solution--integrate legacy data, integrate solution into host environment, roll out solution to user community--implement applications to create customer advantage

  5.Enhance

    Host the solution, provide support, deliver training, manage content, and close feedback loop--provide sustainable environment and continued business objective alignment

   The Company believes that Xcellera offers the following advantages:

  . Speed. Xcellera combines the structured expertise, appropriate resource loads, and structure necessary to move e-Business initiatives forward at high speed. Frequent deliverables are designed to enable large businesses and "dot-com" companies to move quickly in executing critical initiatives.

  . e-Business Alignment with Business Objectives. Xcellera's steps contain specific task-level plans to ensure e-Business initiatives remain consistent with the client's business objectives. Xcellera provides for constant alignment through all steps and anticipates shifts in business objectives that will need to be considered in e-Business initiatives.

  . Complete Solutions. Xcellera can rapidly turn a client's ideas and strategic direction into vision and executable strategy that meets the business objectives throughout the full solution lifecycle from solution definition, design, and implementation to support. This can be greatly enhanced by Dataware's 5 years' experience in application hosting. Dataware's offering and experience in this area provides clients with the ability to get solutions "up and running" faster and manage support and enhancement with one partner.

CLIENTS, MARKETS, COMPETITION

   Dataware focuses its new business development efforts on targeted Global 2000 companies with substantial operations near the Company's operations in the U.S., Europe, and Asia. The Company also focuses on well financed newer companies formed to distribute products or services over the Internet, often referred to as "dot-coms."

   Most Global 2000 companies are moving to use the Internet for key business processes and require the type of solutions provided by the Company. Additionally, "dot-com" companies often need considerable assistance with the technology needed to implement their Internet-oriented business models. As a result, the Company sees a demand for its solutions to translate "dot-com" business objectives into technical reality. The market for the type of solutions offered by the Company is considered by industry sources to be one of the fastest growing information technology markets, with the potential to be one of the largest.

   Within these two groups, the Company has targeted clients who are determined to gain a competitive advantage and increase value for their customers through the creation of new products, services and business models facilitated by e-Business solutions.

   More than 575 customers did business with Dataware in 1999, and its software has been deployed by more than 2,000 customers worldwide. Sales from operations outside North America represented about 32% of Dataware revenues in 1999. An estimated 36% of total 1999 revenues came from recurring sources, such as annual renewals of retrieval software subscriptions and per disc licenses, CD-ROM update services, and software maintenance fees. The Company's various distribution, license and services agreements with IHS accounted for 21% of the Company's total revenues during 1999. However, no further guaranteed payments under these agreements are due to the Company after December 31, 1999, and the Company anticipates that revenues from IHS will be materially lower in 2000 and beyond.

   Dataware's customer base has traditionally been broad and diverse. As it moves from a focus on licensing proprietary software to providing customized solutions, the Company believes that it will increasingly derive a significant portion of its revenues from a more limited number of clients. The Company's sales and marketing activities are described in "Selling and Marketing" below.

   The markets for the Company's services are highly competitive. The Company currently competes principally with a wide range of consulting and software integration firms and internal information systems groups. Its present and future competitors include: Sapient (SAPE), Extraprise, Andersen Consulting, Razorfish (RAZF), Scient (SCNT), and Viant (VIAN), among others. Many of Dataware's competitors have greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition. In addition, the barriers to entry into the Company's markets are relatively low, and the Company expects to face additional competition from new entrants.

   The Company believes that the principal competitive factors in these markets include speed of development and implementation, quality of lead-consulting personnel, price, overall project management capability, and technical and business expertise. The Company believes it competes favorably in this environment and that its Xcellera methodology, Internet expertise, depth of integrated skills, unique proprietary technology components, ability to provide end-to-end solutions, and customer focus distinguish it from its competitors. However, the Company's ability to continue to compete successfully depends on a number of factors, including its ability to hire, retain and motivate top quality new business development staff, project managers and other senior technical staff.

SELLING AND MARKETING

   During 1999, a majority of the Company's dedicated business development team, which consisted of 43 employees at December 31, 1999, were asked to transition from selling the Company's integrated suite of technology components to selling complete e-Business solutions. This transition required significant re-training, development of new skill sets, and cultivation of new sales relationships for most of the Company's new business development team. During this transition, the new business development teams were also asked to continue to generate revenue from the Company's traditional product revenue sources. For these reasons, the company's new business development efforts were less effective during the last half of 1999. During this time, the Company experienced a large amount of turnover in new business development staff and used the opportunity to bring on new sales management and new business development resources from outside the Company with proven experience in selling e-Business solutions.

   The Company believes it is entering 2000 with experienced sales management and proven new business development staff applied to a selling model that is appropriate to the company's e-Business solution offering. The Company enters 2000 with fewer salespeople focused on fewer accounts, but with each person carrying larger quotas to achieve the Company's revenue goals for the year 2000.

   The company's solutions are sold directly by a new business development team comprised of 15-20 individuals worldwide. A separate, corporate marketing team of 4-6 people support the business development team in targeting specific clientele, including, attendance at targeted conferences and trade shows, private briefings with individual companies, live and web-based events which demonstrate the Company's unique expertise, and partnerships with other industry players. The Company uses multiple vendors to support a scalable worldwide marketing effort. In addition, the Company expects to mine its existing customer base for opportunities that match the Company's new business model.

   The Company's solutions require a substantial financial commitment from clients. The Company's sales cycles typically range from two to six months from the time the Company initially meets with a prospective client until the client authorizes commencement of an engagement. In certain industries, such as Government, sales cycles can be significantly longer than six months.

   The Company generally enters into written commitment letters with its clients prior to commencing work on a project. These commitment letters contemplate that Dataware and the client will enter into a more detailed agreement. Because these written commitments and contracts often provide that the arrangement can be terminated with limited advance notice, the Company does not believe that the projects in process at any one time are a reliable measure of expected future revenues.

COMPONENT DEVELOPMENT

   The Company's small software development teams work on software components that are used to implement e-Business solutions. Dataware components enable next-generation information retrieval, categorization, profiling, accessing, collecting, searching, mining, browsing, and sharing knowledge assets within e-Business solution applications. Dataware component development focuses primarily on tools and utilities for handling unstructured and semi-structured knowledge assets in Web forms. Assets of this type represent as much as 90% of all on-line information today and include Web content, word processing documents, news articles, XML and SGML content, email, discussion database information, etc. In addition to internal development, the Company may also license or acquire appropriate third party technology to achieve its goals.

   During 1999, the Company's expenditures for research and development, net of capitalized internally developed software costs, were $7.1 million, representing 27% of total revenues. As of December 31, 1999, the Company had 61 full-time employees engaged in component development activities. Going forward, a large portion of this group will be merged into the solution delivery organization to work on solutions for customers.

EMPLOYEES

   Management believes that key employee characteristics, including: client-focus, leadership, long-term relationship orientation, and professional growth, are critical to attaining success and has developed a strong corporate commitment to these values. To encourage the achievement of these values, Dataware fosters and rewards teamwork and promotes individuals who demonstrate these characteristics.

   The Company believes that its future growth and success will be based in large part on its ability to attract and retain high caliber employees. The Company believes that it has been successful in its efforts to attract new, high quality professionals and retain key contributors needed to support present operations. The Company also believes it can be successful in continuing to attract the professionals needed to support anticipated growth. The Company intends to continue to recruit, hire and promote employees who demonstrate the Company's values.

   There is significant competition for employees with the skills required to perform the services the Company offers. Senior solution managers and senior technical staff are in high demand and will remain a limited resource for the foreseeable future.

   As of December 31, 1999, the Company had 209 full-time employees, comprised of 74 project personnel, 31 in finance and administration, 61 in component development, and 43 employees in business development. None of the Company's employees are subject to a collective bargaining agreement.

INTELLECTUAL PROPERTY RIGHTS

   The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company enters into confidentiality agreements with its employees, generally requires that its consultants and clients enter into such agreements, and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

   The Company regards its software components as proprietary and attempts to protect them with a combination of copyright, trademark and trade secret laws, employee and third party non-disclosure agreements and other methods of protection. The Company does not rely on patent protection for its software components and existing copyright laws afford only limited protection.

   The Company sometimes provides its software components under non-exclusive, non-transferable license agreements. As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software components to customers. The Company relies primarily on "shrink wrap" licenses for the protection of its retrieval software components. A shrink wrap license agreement is a printed license agreement included within packaged software that sets forth the terms and conditions under which the purchaser can use the product and binds the purchaser by its acceptance and purchase of the software products to such terms and conditions. Shrink wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

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

   There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future components or trademarks or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of third parties. There can be no assurance that such licenses will be available on reasonable terms or at all. As the number of software products/components in the industry increases and the functionality of these products/components further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

   A portion of the Company's business involves the development of software applications for specific client engagements. Ownership of such software is the subject of negotiation and is frequently assigned to the client, with the Company frequently retaining rights for certain uses. Issues relating to the ownership of and rights to use software applications can be complicated and there can be no assurance that disputes will not arise that affect the Company's ability to resell or reuse such applications.

                 ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding the executive officers of the Company called for by Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G to Form 10-K is incorporated herein by reference from Part III, Item 10 hereof.

                               ITEM 2. PROPERTIES

   The Company's corporate headquarters are located in Cambridge, Massachusetts, in leased facilities consisting of approximately 31,000 square feet of office space occupied under a lease that expires in December 2004. The Company leases additional facilities and offices, including locations in Denham, UK; Copenhagen, Denmark; Singapore; Bethesda, Maryland; Albany, New York; Portland, Oregon; and Hadley, Massachusetts. The Company believes that its existing facilities and offices and additional space available to it are adequate to meet its near-term requirements, and that suitable additional or alternate space sufficient to serve the Company's foreseeable needs will be available on commercially reasonable terms.

                           ITEM 3. LEGAL PROCEEDINGS

   None.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

           ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                             STOCKHOLDERS' MATTERS

   The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the Nasdaq National Market under the symbol DWTI. The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported by Nasdaq.

                                                               HIGH     LOW
                                                               ----     ---
     1999:
       First Quarter.......................................... $4 7/16  $2 15/32
       Second Quarter.........................................  3 3/16   2
       Third Quarter..........................................  3 1/16   1 9/16
       Fourth Quarter......................................... 17 1/4    1 7/8
     1998:
       First Quarter.......................................... $4 1/16  $2 3/8
       Second Quarter.........................................  4 3/4    2 3/4
       Third Quarter..........................................  3 7/8    2 1/8
       Fourth Quarter.........................................  3 3/4    1 1/2

   On February 18, 2000, there were 327 holders of record of the Common Stock.

   No dividends have been paid on the Common Stock to date, and the Company does not anticipate paying dividends in the foreseeable future.

   On May 5, 1999, the Company issued to NEC USA Inc. a warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.68 per share (which was $0.50 above the average trading price of the Common Stock at the time the agreement was made). The warrant was issued in consideration for the license of technology from NEC USA Inc. The issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933, based on the nonpublic nature of the transaction and the qualifications of the recipient.

                        ITEM 6. SELECTED FINANCIAL DATA

                                            Year ended December 31,
                                   ---------------------------------------------
                                     1999     1998     1997      1996     1995
                                   --------  -------  -------  --------  -------
                                     (In thousands, except per share data)
Statement of Operations Data
Revenues:
  Software license fees..........  $ 14,829  $19,258  $19,534  $ 16,502  $19,996
  Services.......................    11,905   13,732   17,785    20,957   21,128
                                   --------  -------  -------  --------  -------
    Total revenues...............    26,734   32,990   37,319    37,459   41,124
Cost of revenues:
  Software license fees..........     3,658    2,911    2,544     5,363    3,125
  Services.......................     9,320    7,288   10,966    12,938   11,923
                                   --------  -------  -------  --------  -------
    Total cost of revenues.......    12,978   10,199   13,510    18,301   15,048
                                   --------  -------  -------  --------  -------
Gross profit.....................    13,756   22,791   23,809    19,158   26,076
Operating expenses:
  Sales and marketing............    11,695   10,953   16,603    17,679   13,754
  Product development............     7,123    6,406    6,721    10,005    5,040
  General and administrative.....     6,254    5,988    5,884     8,492    5,337
  Merger costs...................       --       --       --        --       171
                                   --------  -------  -------  --------  -------
Total operating expenses.........    25,072   23,347   29,208    36,176   24,302
                                   --------  -------  -------  --------  -------
Income (loss) from operations....   (11,316)    (556)  (5,399)  (17,018)   1,774
                                   --------  -------  -------  --------  -------
Interest income (expense), net...       634      476     (160)      386      586
Settlement of litigation.........       --       --       --     (2,823)     --
Gain on investment in Northern
 Light LLC.......................     5,056      --       --        --       --
Other income (expense), net......       543      (22)    (149)      144       86
                                   --------  -------  -------  --------  -------
Income (loss) before income
 taxes...........................    (5,083)    (102)  (5,708)  (19,311)   2,446
                                   --------  -------  -------  --------  -------
Income tax provision (benefit)...      (153)     105       80       --       733
                                   --------  -------  -------  --------  -------
Net income (loss)................    (4,930)    (207)  (5,788)  (19,311)   1,713
                                   --------  -------  -------  --------  -------
Accretion of preferred stock.....       --       --       677       --       --
                                   --------  -------  -------  --------  -------
Net income (loss) to common
 stockholders....................  $ (4,930) $  (207) $(6,465) $(19,311) $ 1,713
                                   ========  =======  =======  ========  =======
Net income (loss) per common
 share--basic....................  $  (0.52) $ (0.02) $ (0.85) $  (3.01) $  0.28
                                   ========  =======  =======  ========  =======
Net income (loss) per common
 share--diluted..................  $  (0.52) $ (0.02) $ (0.85) $  (3.01) $  0.26
                                   ========  =======  =======  ========  =======
Weighted average number of common
 shares
 outstanding--basic..............     9,516    9,265    7,632     6,425    6,121
                                   ========  =======  =======  ========  =======
Weighted average number of common
 shares
 outstanding--diluted............     9,516    9,265    7,632     6,425    6,511
                                   ========  =======  =======  ========  =======
Working capital..................  $  4,916  $ 5,675  $ 9,273  $  2,649  $11,121
Total assets.....................    23,374   28,749   29,053    25,376   41,314
Notes, software license payable,
 and capital leases,
 less current portion............       --       --       --        --         4
Stockholders' equity.............    12,775   16,353   16,466    14,418   32,216

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

 In General

   Dataware's revenues are composed of software license fees and service revenues. The overall gross margin of the Company fluctuates depending upon the mix of business among these categories of revenues. Since its inception, Dataware has generated significant revenues outside of North America. Until the 1997 IHS transaction described below, Dataware had international direct sales organizations in Germany, the United Kingdom, Italy, France, Sweden, Denmark, Australia, Singapore, and Canada. As of December 31, 1999, the Company has direct sales organizations in the United Kingdom, Denmark and Singapore and has distribution agreements covering other European countries, the Pacific Rim, and South America. The Company's sales from operations outside of North America accounted for approximately 32%, 27% and 40% of total revenues for 1999, 1998 and 1997, respectively. The Company's foreign subsidiaries are principally engaged in software sales, services and distribution activities.

   Early in 1999, the Company announced a program to reposition and restructure the company as an e-Business solutions provider and began making strategic and organizational changes toward that goal. The Company had previously been focused on providing software for enterprise information access ("knowledge management") and professional electronic publishing applications, as well as multimedia services for CD-ROM and web-based publishing. The Company is now a Full Service Provider, working with its clients to create e-Business solutions that efficiently translate their business to a web-oriented model by incorporating the client's information with the Company's technology and methodology to deliver solutions built around the web, such as portals, e-commerce sites and web-based training. The Company also develops interactive multimedia, intelligent information retrieval, distributed media and knowledge management solutions.

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

   The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries (primarily involving the Company's legacy products). In addition, the Company entered into agreements with IHS under which it provided software and multimedia services for use by IHS internally and in its publishing activities, and IHS provided software that the Company incorporated into certain of its products. As Dataware's largest distributor, IHS accounted for 30% of software license revenues (21% of total revenues) during 1999, compared with 36% and 23%, respectively, during 1998. However, no further guaranteed payments under these agreements are due to the Company after December 31, 1999, and the Company anticipates that revenues from IHS will be materially lower in 2000 and beyond.

RESULTS OF OPERATIONS

1999 as Compared to 1998

 Revenues

   The Company's total revenues decreased 19% from $33.0 million in 1998 to $26.7 million in 1999. The decline in revenues resulted from a number of factors, including decreased productivity of the Company's sales force, delays in finalizing statements of work, and delays in finalizing aspects of the Company's knowledge management products, as well as from the inevitable distractions resulting from the significant refocusing of the Company's business goals and the resulting management changes made during 1999. The Company took steps at both the strategic and tactical levels during 1999 to enhance its position as a leading provider of enterprise-scale, internet and intranet-based knowledge management solutions. These steps were designed to improve the Company's execution and deliver more predictable results going forward. However, there will be a time lag before these steps can prove their potential. Another contributing factor was the general concern in the marketplace over possible "Year 2000" problems and the resulting hesitancy of many organizations to make any significant expenditures as the new year approached.

   Software license fees decreased 23% from $19.3 million in 1998 to $14.8 million in 1999. Software license fees include revenues from systems and tools, applications and custom software products. The mix within the software revenues continues to favor the Company's legacy products, although the newer Knowledge Management Suite and Dataware II Publisher products have been gaining momentum since late 1998 despite stiff competition in the market.

   Software license fees in 1998 and 1999 included $9.1 and $4.5 million, respectively, related to agreements with IHS. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in 1998 and 1999 included $1.4 and $2.5 million, respectively, of such discounted payments accelerated from the years 1999 through 2002. All guaranteed payments under these agreements had been made as of December 31, 1999.

   Service revenues decreased 13% from $13.7 million in 1998 to $11.9 million in 1999. Service revenues are primarily derived from interactive multimedia development, production services, software maintenance, web site hosting, custom software development and project management.

   Software revenues decreased slightly from 58% of total revenues in 1998 to 55% in 1999, and service revenues increased slightly from 42% of total revenues in 1998 to 45% in 1999. This shift from software to service revenues is consistent with the Company's plan to move more toward providing solutions to its customers.

 Cost of Revenues

   The total cost of revenues in 1999 was $13.0 million or 27% higher than costs of $10.2 million in 1998. As a percent of total revenues, total cost of revenues was 49% of revenues in 1999, as compared to 31% of revenues in 1998.

   Cost of software licenses represented 25% of software revenue in 1999, up from 15% in 1998. Early in the fourth quarter of 1998, the Company purchased approximately $1.8 million of software, of which $885,000 was written off to cost of software licenses as it was rendered obsolete due to the Company's acquisition of Sovereign Hill Software, Inc. ("Sovereign Hill") on December 31, 1998. The remaining software was placed in service in January 1999 and has been fully amortized as of December 31, 1999. The increase to 25% of software revenue in 1999 was primarily caused by the decline in software revenues at the same time that amortization of purchased software, as well as internally developed software costs related to shipments of new versions of the Knowledge Management Suite and Dataware II Publisher products, increased.

   Cost of services increased to 78% of service revenue in 1999 from 53% in 1998. Cost of services consists primarily of personnel expenses, certain overhead costs and the cost of third party services. The increase year over year was caused by underutilization of the multimedia web site development and knowledge management consulting groups during 1999.

 Gross Profit

   Total gross profit was $13.8 million, down from $22.8 million in 1998, representing 51% of total revenues in 1999 and 69% in 1998. The decrease in gross margins was caused by lower revenues and higher fixed software and services costs as described above.

   Gross margins may improve in the long run if the Company attains additional improvements in service margins. However, there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. In particular, the Company's increasing emphasis on providing solutions in the knowledge management field, not just selling software, will involve an increasing proportion of lower margin services. Other factors include: the inherent risks and costs of new product introductions, including uncertainty of customer acceptance; increased employment costs stemming from the high level of competition for qualified personnel in the software industry; and the Company's reliance on third parties for supply of certain product components. In addition, the Company expects to see higher than average voluntary and involuntary employee turnover, with attendant costs, as the transition to an e-Business solution provider is completed.

 Sales and Marketing Expenses

   Sales and marketing expenses increased 7% to $11.7 million in 1999 from $11.0 million in 1998, principally due to an increase in the Company's sales staff early in 1999. Sales and marketing expenses as a percentage of total revenues increased to 44% in 1999 from 33% in 1998, due to decreased revenues and increased fixed compensation-related costs.

 Product Development Expenses

   Product development expenses increased 20% to $7.1 million in 1999 from $6.0 million in 1998. Product development expense as a percentage of total revenues increased to 27% in 1999 from 18% in 1998. The increase in product development costs reflects the Company's efforts toward the 1999 release of versions of its newer products as well as a reduced overall percentage of development costs being capitalized.

   In 1999 the Company capitalized approximately $1.4 million of internally developed software costs as compared with $1.9 million in 1998. The Company also capitalized approximately $0.3 million of purchased application development tool software during 1999 as compared with $1.8 million during 1998.

   The Company's expenditures in product development, including capitalized internally developed software costs, were $8.5 million and $7.9 million for the years ended December 31, 1999 and 1998, representing 32% and 24% of revenues, respectively.

 General and Administrative Expenses

   General and administrative expenses increased 4% to $6.3 million in 1999 from $6.0 million in 1998. General and administrative expenses as a percentage of total revenues increased to 23% in 1999 from 18% in 1998. The increase in general and administrative expense was primarily caused by the amortization of goodwill related to the acquisition of Sovereign Hill in December of 1998.

 Purchased In-Process Research and Development

   On January 23, 1998, the Company completed the acquisition of all of the outstanding shares of Green Book International Corporation ("Gbook"), in exchange for approximately $300,000 in cash. The Company incurred direct expenses of $150,000 related to the transaction. Prior to the acquisition, Gbook was the developer of a software package for the electronic publishing of financial prospectuses. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities and results of operations of Gbook are included in the financial statements from the acquisition date. The results of the continuing operations of Gbook are immaterial in the context of the results of the Company. Because the acquired technology was incomplete and required substantial additional development, the Company recorded a charge of $450,000 for purchased R&D in the first quarter of 1998. The Company successfully completed the further development necessary to complete the acquired technology during 1998.

 Other Income (Expense), Net

   During 1999 the Company reported approximately $634,000 of net interest income as compared with approximately $476,000 in 1998. The interest income earned during 1999 includes interest collected on a secured note receivable during the first quarter. The Company also reported approximately $543,000 in other income, net, in 1999 as compared with $22,000 in other expense, net, in 1998. The change included income from the buyout of one of the Company's office space leases during the fourth quarter of 1999 for $400,000, net of direct expenses, resulting in a gain that was recorded as Other Income, as well as foreign exchange losses caused by the effect of changes in exchange rates on intercompany balances with the Company's foreign subsidiaries.

 Gain on Investment in Northern Light

   During the second quarter of 1999, Dataware sold one-half of its interest in Northern Light Technology LLC ("Northern Light") back to Northern Light for $4.1 million in cash. In addition, Northern Light repaid the Company the principal and interest due on a $1.2 million promissory note held by Dataware. These transactions resulted in a $5.1 million gain after adjusting for legal costs incurred and the investment in Northern Light that was carried on the Company's books. Northern Light has since incorporated.

 Provision for Income Taxes

   The Company recorded an income tax benefit of $153,000 and an income tax provision of $105,000 for the years ended December 31, 1999 and 1998, respectively. The Company recorded a $373,000 income tax benefit in the third quarter of 1999, representing the reversal of a reserve established in previous years for taxes on a foreign subsidiary that the Company now believes are not owed. This benefit was partially offset by an income tax provision related to profitable foreign operations. The provision booked in 1998 was also related to profitable foreign operations.

   At December 31, 1999, the Company had a net operating loss carryforward of approximately $26.9 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

   As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated its ability to realize its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $5.2 million to offset the entire net deferred tax assets because it was considered unlikely that the Company would be able to realize those assets. Accordingly, the deferred tax assets have been fully reserved.

1998 as Compared to 1997

 Revenues

   The Company's total revenues decreased 12% from $37.3 million in 1997 to $33.0 million in 1998. This decline was primarily due to the reduction in service revenues following the sale of a portion of the services business to IHS in 1997.

   Software license fees remained relatively flat at $19.3 million in 1998 and $19.5 million in 1997. Software license fees included revenues from systems and tools, applications and custom software products. The mix within the software revenues continued to favor the Company's legacy products in 1998, although the newer Knowledge Management Suite and Dataware II Publisher products gained momentum.

   Software license revenue in 1998 included $9.1 million related to agreements with IHS. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the second half of 1998 included $1.4 million of such discounted payments accelerated from the years 1999 and 2000.

   Service revenues decreased 23% to $13.7 million in 1998 from $17.8 million in 1997, a $4.1 million decrease. Service revenues were primarily derived from Ledge multimedia development, production services, software maintenance, custom software development and project management. The decrease in service revenue reflected the impact of the 1997 IHS transaction.

   Recurring revenues comprised approximately 29%, 45% and 51% of total revenues for 1998, 1997 and 1996, respectively. Recurring software license revenues resulted from annual renewal of retrieval licenses and certain other fees. Recurring service revenues resulted from data services to support customers in their use of Dataware software products, database hosting and software maintenance fees. The decrease in recurring revenue as a percentage of total revenues from 1996 to 1998 was primarily due to the impact of the 1997 IHS transaction.

 Cost of Revenues

   The total cost of revenues in 1998 was $10.2 million, or 25% lower than costs of $13.5 million in 1997. As a percent of total revenues, total cost of revenues was 31% of revenues in 1998, as compared to 36% of revenues in 1997. This decrease was primarily caused by the sale of a portion of the lower-margin services business to IHS in 1997.

   The Company recorded a $0.9 million one-time charge in the fourth quarter of 1998 for the write down of abandoned software assets to their estimated net realizable value. Excluding the effect of this one-time charge, cost of software licenses represented 11% of software license revenue in 1998, down from 13% in 1997. This decrease was a result of reduced fixed costs due to a lower portion of third-party software sales in the mix (and, thus, lower third-party license fee payments).

   Cost of services decreased to 53% of service revenue in 1998 from 62% in 1997. Cost of services consisted primarily of personnel expenses, certain overhead costs and the cost of third party services. The decrease was caused by the 1997 transfer of a portion of the lower-margin services business to IHS as well as increases in service fees charged by the Company's remaining services business.

 Gross Profit

   Total gross profit in 1998 was $22.8 million, down from $23.8 million in 1997, representing 69% of total revenues in 1998 and 64% in 1997. Excluding the one-time charge mentioned previously, total gross profit was relatively flat in absolute terms from year to year and represented 72% of revenues in 1998 compared with 64% in 1997. The increase in gross margins was primarily due to the 1997 transfer of a portion of the lower-margin services business to IHS.

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

 Product Development Expenses

   Product development expenses excluding capitalized software expenditures decreased 11% to $6.0 million in 1998 from $6.7 million in 1997. Product development expense as a percentage of total revenue remained flat at 18% in 1998 and 1997. The decrease in product development expenses in terms of dollars was due to expenses related to Northern Light Technology Corporation, a subsidiary whose assets were sold on April 7, 1997. These expenses amounted to $0.7 million in 1997. Product development expenses other than those related to Northern Light Technology Corporation remained flat at $6.0 million in 1998 and 1997.

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

 General and Administrative Expenses

   General and administrative expenses increased 2% to $6.0 million in 1998 from $5.9 million in 1997. General and administrative expenses as a percentage of total revenue increased to 18% in 1998 from 16% in 1997. The increase in general and administrative expense was primarily due to the IHS transaction, offset by a write down in fixed assets, charges related to the separation of the CEO and a waiver of certain call options.

 Purchased In-Process Research and Development

   The 1998 treatment of in-process research and development purchased from GreenBook International Corporation is described above under "1999 as compared to 1998".

 Other Income (Expense), Net

   During 1998 the Company reported approximately $476,000 of net interest income as compared with approximately $160,000 in net interest expense in 1997. The change resulted from increases in the average balances of cash and investments beginning with the IHS transaction in September of 1997 as well as the decrease in interest expense related to the Company's lines of credit that was incurred during 1997. Other expense, net, amounting to $22,000 in 1998 and $149,000 in 1997 consisted primarily of foreign exchange losses caused by the effect of changes in exchange rates on intercompany balances with the Company's foreign subsidiaries.

 Provision for Income Taxes

   The Company recorded a provision for income taxes of $105,000 and $80,000 for the years ended December 31, 1998 and 1997, respectively, related to profitable foreign operations. At December 31, 1998, the Company had a net operating loss carryforward of approximately $13.2 million.

   As required by Statement of Financial Accounting Standard No. 109, management of the Company evaluated its ability to realize its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. In the fourth quarter of 1996, the Company recorded a full valuation allowance of $5.2 million to offset the entire net deferred tax assets because it was unlikely whether it would be able to realize the assets due to large cumulative pretax losses during the prior three years. Accordingly, the deferred tax assets have been fully reserved. Management re-evaluates the issue on a quarterly basis and determined that no net adjustment was necessary in 1998 or 1997.

LIQUIDITY AND CAPITAL RESOURCES

   As of December 31, 1999, the Company had cash and cash equivalents of $9.4 million and working capital of $4.9 million. Operating activities used $6.1 million of the Company's cash during 1999. Days sales outstanding, based on revenues for each calendar quarter, ranged from 74 days to 50 days during 1999. As the Company had anticipated, days sales outstanding increased to 74 days during the fourth quarter of 1999.

   The Company's investing activities provided cash of $2.0 million during 1999, consisting of $5.3 million in proceeds from the sale of one-half its interest in Northern Light and the principal and interest due on a $1.2 million promissory note held by Dataware. These proceeds were offset by $1.7 million for additions to property and equipment and $1.6 million for internally developed capitalized software as well as a third party license that will be included in the Company's products and used to develop custom applications for customers.

   The Company's financing activities provided cash of $1.1 million during 1999, which consisted of proceeds from the issuance of common stock under the Company's Equity Incentive, Consultant Stock Option and Employee Stock Purchase Plans.

   The Company has a line of credit with a financial institution under which it can borrow up to $3 million, assuming that covenants related to certain assets and tangible net worth are met. At December 31, 1999 the Company had borrowed $1.4 million under this line of credit, which was paid in full in January 2000. The Company expects to renegotiate the line of credit to reduce the covenant restrictions to a level that management believes will provide access to the minimum level of capital required to support operations.

   The Company believes that its cash and cash equivalents, together with the Company's ability to borrow against its line of credit, will be sufficient to meet its liquidity needs through fiscal year 2000. However, the Company may not be able to negotiate an acceptable line of credit and, even if it does, these resources may not by themselves support the more aggressive expansion it desires. The Company, therefore, intends to raise additional capital through a private placement offering and/or obtaining additional debt financing from a bank during the first half of 2000 and is considering various alternatives. The Company has made no decisions on the amount of external funding that it might seek to raise, or the type of securities that might be offered, or on any other terms of any possible financing.

   The Company's working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products. Other considerations such as further expansion of operations or research and development activities, competitive and technological developments, and possible future acquisitions of businesses and/or product rights may also affect the Company's capital requirements. There is no assurance that the Company will be able to raise sufficient debt or equity capital on terms that it considers acceptable, if at all. Accordingly, there can be no assurance that the Company may not experience liquidity problems as a result or because of adverse market conditions or other unfavorable events. In addition to or as an alternative to raising capital, the Company may be required to cut back operations to extend its resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet completed its evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on the Company's financial position and results of operations.

   In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"), which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. The Company adopted SOP 98-9 during the first quarter of 1999. The Company's compliance with this SOP, including the deferral provisions, did not have a material effect on its 1999 revenues and earnings.

   On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in fair values of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. The Company has not yet completed its evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on the Company's financial position or results of operations in the near term.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS:

 Year 2000 Compliance

   During the latter part of the 1990s, concerns were widely expressed that certain computer programs would be unable to properly process certain date information, particularly beyond the year 1999. These concerns focused on the impact of the "Year 2000 problem" on business operations and the potential costs associated with identifying and addressing the problem.

   The Company developed a Year 2000 readiness plan focusing on: (i) assessing the readiness of the Company's product offerings, internal business systems and major vendors and suppliers; (ii) addressing known risks; and (iii) planning and budgeting for reasonably likely contingencies. The Company completed testing of its current product offerings for Year 2000 compliance (including third party software incorporated in the products), and based on its review believes that they are all Year 2000 compliant. The Company has not been notified of any Year 2000-related problems experienced by its customers or their end users. The Company also reviewed the computer systems, including servers for web hosting, through which it provides services to customers to ensure their Year 2000 compliance. Finally, the Company surveyed all major suppliers to determine the status of their Year 2000 compliance. To the extent that its review showed that a particular supplier's situation posed an unacceptable risk to the Company, the Company sought to identify an alternate source.

   Costs incurred in the Year 2000 compliance effort included the allocation of personnel to testing the Company's products and systems as well as to upgrading internal systems. During 1999, the Company incurred costs of less than $100,000 on its compliance project. Costs were expensed as incurred.

   The Company does not at this time foresee any further material impact on its business or operating results from the Year 2000 problem. It cannot, of course, predict the nature or materiality of the impact on its operations or operating results of Year 2000 disruption affecting parties over whom it has no control. The worst case Year 2000 scenarios would include: (i) undetected errors or uncorrected defects in the Company's current product offerings; (ii) corruption of data contained in the Company's internal information systems that would inhibit core business functions; and (iii) the failure of infrastructure services provided by third parties and government agencies (e.g., electricity, phone/fax service, internet/email, shipping and banking services, etc.). The Company has contingency plans in all of these areas that include among other things, the availability of support personnel to assist with customer support issues, manual "work arounds" for internal software failure and substitution of systems, if needed.

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

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Dataware Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 45 present fairly, in all material respects, the financial position of Dataware Technologies, Inc. (the "Company") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred recurring losses from operations and requires additional financing to support operations at the current level. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 2000

                          DATAWARE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               December 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 9,361  $12,468
  Accounts receivable, less allowance for doubtful accounts
   of $803 and $846 at December 31, 1999 and 1998,
   respectively..............................................   5,292    4,248
  Prepaid expenses and other current assets..................     862    1,355
                                                              -------  -------
    Total current assets.....................................  15,515   18,071
  Property and equipment, net................................   3,092    3,394
  Computer software costs, net...............................   1,927    3,540
  Investment in Northern Light, at cost......................     256      512
  Goodwill, net..............................................   2,584    3,232
                                                              -------  -------
    Total assets............................................. $23,374  $28,749
                                                              =======  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...................................... $ 1,350  $ 1,350
  Accounts payable...........................................   1,499    2,538
  Accrued expenses...........................................   2,094    3,482
  Accrued compensation.......................................   1,355    1,976
  Income taxes payable.......................................     232      720
  Deferred revenue...........................................   4,069    2,330
                                                              -------  -------
    Total current liabilities................................  10,599   12,396
Commitments and contingencies (Note I).......................     --       --
Stockholders' equity:
  Preferred stock, $.01 par value, 8,000,000 shares
   authorized, none issued
   and outstanding...........................................     --       --
  Common stock, $.01 par value, 14,000,000 shares authorized;
   10,006,273 shares issued and 9,932,273 shares outstanding
   at December 31, 1999; 9,465,305 shares issued and
   9,391,305 shares outstanding at December 31, 1998.........     100       95
  Additional paid-in capital.................................  49,184   47,323
  Accumulated deficit........................................ (35,555) (30,625)
  Unearned compensation......................................    (469)     --
  Accumulated other comprehensive loss.......................    (227)    (182)
  Treasury stock, 74,000 shares at cost......................    (258)    (258)
                                                              -------  -------
    Total stockholders' equity...............................  12,775   16,353
                                                              -------  -------
    Total liabilities and stockholders' equity............... $23,374  $28,749
                                                              =======  =======

   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                   Year ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Revenues:
  Software license fees........................... $ 14,829  $19,258  $19,534
  Services........................................   11,905   13,732   17,785
                                                   --------  -------  -------
    Total revenues................................   26,734   32,990   37,319
Cost of revenues:
  Software license fees...........................    3,658    2,911    2,544
  Services........................................    9,320    7,288   10,966
                                                   --------  -------  -------
    Total cost of revenues........................   12,978   10,199   13,510
                                                   --------  -------  -------
Gross profit......................................   13,756   22,791   23,809


Operating expenses:
  Sales and marketing.............................   11,695   10,953   16,603
  Product development.............................    7,123    6,406    6,721
  General and administrative......................    6,254    5,988    5,884
                                                   --------  -------  -------
    Total operating expenses......................   25,072   23,347   29,208
                                                   --------  -------  -------
Loss from operations..............................  (11,316)    (556)  (5,399)
Interest income...................................      662      482      116
Interest expense..................................      (28)      (6)    (276)
Gain on investment in Northern Light..............    5,056      --       --
Other income (expense), net.......................      543      (22)    (149)
                                                   --------  -------  -------
Loss before income tax provision (benefit)........   (5,083)    (102)  (5,708)
                                                   --------  -------  -------
Income tax provision (benefit)....................     (153)     105       80
                                                   --------  -------  -------
Net loss..........................................   (4,930)    (207)  (5,788)
Accretion of preferred stock......................      --       --       677
                                                   --------  -------  -------
Net loss to common stockholders................... $ (4,930) $  (207) $(6,465)
                                                   ========  =======  =======
Net loss per common share--basic and diluted...... $  (0.52) $ (0.02) $ (0.85)
                                                   ========  =======  =======
Weighted average number of common shares
 outstanding--basic and diluted...................    9,516    9,265    7,632
                                                   ========  =======  =======

   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Year Ended December 31,
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Cash flows provided by (used in) operating
 activities:
Net loss............................................. $(4,930) $  (207) $(5,788)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization.......................   4,827    3,717    3,780
 Amortization of goodwill............................     648      --       263
 Provision for doubtful accounts.....................      41      596      778
 Loss on foreign currency transactions...............      33       24      230
 Gain on investment in Northern Light................  (5,056)     --       --
 Write down of property, plant and equipment.........     426      201      --
 Acquired in-process research and development........     --       450      --
 Write down of abandoned capitalized software........     --       885      --
 Stock options and warrants issued to consultants,
  partners, executives and bank......................     116      288      157
 Changes in operating assets and liabilities, net of
  effects from acquisitions and
  dispositions of businesses:
   Accounts receivable...............................  (1,177)   2,070   (2,174)
   Prepaid expenses and other current assets.........     475      645     (533)
   Accounts payable..................................  (1,026)    (719)  (1,007)
   Accrued expenses and compensation.................  (1,649)  (1,673)   2,292
   Accrued litigation, acquisition and other.........    (124)    (559)    (326)
   Income taxes payable..............................    (483)    (112)    (284)
   Deferred revenue..................................   1,750     (261)   1,054
                                                      -------  -------  -------
     Net cash provided by (used in) operating
      activities.....................................  (6,129)   5,345   (1,558)
                                                      -------  -------  -------
Cash flows provided by (used in) investing
 activities:
 Acquisition of third party software license.........    (285)     --       --
 Proceeds from investment in Northern Light, net of
  costs incurred.....................................   5,312      --       --
 Additions to property and equipment.................  (1,654)  (1,313)  (1,411)
 Proceeds from sale of portion of services business,
  net of cash acquired...............................     --       --     8,546
 Acquisition of businesses...........................     --      (400)     --
 Additions to capitalized software costs.............  (1,404)  (3,693)  (1,788)
                                                      -------  -------  -------
     Net cash provided by (used in) investing
      activities.....................................   1,969   (5,406)   5,347
                                                      -------  -------  -------
Cash flows provided by (used in) financing
 activities:
 Proceeds from issuance of common stock and exercise
  of stock options...................................   1,082      390    4,130
 Purchase of treasury stock..........................     --      (952)     --
 Principal payments on notes and capital leases......     --      (117)     --
 Proceeds from issuance of preferred stock...........     --       --     3,000
 Dividends and issuance costs related to preferred
  stock..............................................     --       --      (267)
 Increase in short-term borrowings, net..............     --       --       403
                                                      -------  -------  -------
     Net cash provided by (used in) financing
      activities.....................................   1,082     (679)   7,266
                                                      -------  -------  -------
Effect of exchange rate changes on cash..............     (29)     (23)    (192)
                                                      -------  -------  -------
Net change in cash and cash equivalents..............  (3,107)    (763)  10,863
Cash and cash equivalents at beginning of year.......  12,468   13,231    2,368
                                                      -------  -------  -------
Cash and cash equivalents at end of year............. $ 9,361  $12,468  $13,231
                                                      =======  =======  =======
Supplemental disclosure of cash flow information:
 Interest paid....................................... $   --   $   --   $   276
                                                      =======  =======  =======
Supplemental disclosure of non-cash investing and
 financing transactions:
 Conversion of preferred stock into common stock..... $   --   $   --   $ 3,343
                                                      =======  =======  =======
 Accretion of preferred stock........................ $   --   $   --   $   677
                                                      =======  =======  =======
 Warrants issued in connection with issuance of
  preferred stock and acquisition.................... $   --   $    45  $    83
                                                      =======  =======  =======
 Investment in Northern Light in exchange for
  assets............................................. $   --   $   --   $   512
                                                      =======  =======  =======
 Stock issued in connection with acquisitions and
  settlement of litigation........................... $   --   $   497  $   656
                                                      =======  =======  =======
 Note payable assumed in connection with
  acquisition........................................ $   --   $ 1,350  $   --
                                                      =======  =======  =======
 Capitalized lease in connection with equipment...... $   --   $   287  $   --
                                                      =======  =======  =======
 Waiver of escrow shares transferred from accrued
  liabilities to additional paid-in capital.......... $   200  $   --   $   --
                                                      =======  =======  =======

   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                        Accumu-
                                                                         lated
                                                                         Other    Treasury               Total
                          Common Stock  Additional             Unearned Compre-     Stock      Compre-   Stock-
                          -------------  Paid-in   Accumulated Compen-  hensive -------------  hensive  holders'
                          Shares Amount  Capital     Deficit    sation   Loss   Shares Amount   Loss     Equity
                          ------ ------ ---------- ----------- -------- ------- ------ ------  -------  --------
Balance at December 31,
 1996...................   6,641  $ 66   $38,473    $(23,756)            $(365)                         $14,418
Stock options exercised
 and shares issued in
 conjunction with
 employee stock purchase
 plan...................     148     2       292                                                            294
Change in translation
 adjustment due to
 disposal of foreign
 subsidiaries...........                                                   413                              413
Shares issued in
 settlement of
 litigation.............     175     2       654                                                            656
Stock options issued in
 conjunction with sale
 of portion of services
 business...............                      68                                                             68
Stock options and
 warrants issued to
 consultants and bank...                     157                                                            157
Shares issued in
 connection with private
 placements.............   1,085    11     3,825                                                          3,836
Conversion of preferred
 stock to common stock..   1,218    12     3,331                                                          3,343
Accretion of preferred
 stock..................                                (677)                                              (677)
Comprehensive loss:
 Net loss...............                              (5,788)                                  $(5,788)  (5,788)
 Translation
  adjustment............                                                  (254)                   (254)    (254)
                                                                                               -------
 Comprehensive loss.....                                                                        (6,042)
                          ------  ----   -------    --------    -----    -----   ----  -----   =======  -------
Balance at December 31,
 1997...................   9,267    93    46,800     (30,221)     --      (206)   --     --              16,466
                          ------  ----   -------    --------    -----    -----   ----  -----            -------
Stock options exercised
 and shares issued in
 conjunction with
 employee stock purchase
 plan...................     198     2       390                                                            392
Stock options and
 warrants issued to
 consultants and bank...                      88                                                             88
Warrants issued in
 connection with
 acquisition............                      45                                                             45
Treasury shares
 purchased..............                                                          274  $(952)              (952)
Treasury shares issued
 in connection with
 acquisition............                                (197)                    (200)   694                497
Comprehensive loss:
 Net loss...............                                (207)                                     (207)    (207)
 Translation
  adjustment............                                                    24                      24       24
                                                                                               -------
 Comprehensive loss.....                                                                          (183)
                          ------  ----   -------    --------    -----    -----   ----  -----   =======  -------
Balance at December 31,
 1998...................   9,465    95    47,323     (30,625)     --      (182)    74   (258)            16,353
                          ------  ----   -------    --------    -----    -----   ----  -----            -------
Stock options exercised
 and shares issued in
 conjunction with
 employee stock purchase
 plan...................     541     5     1,049                                                          1,054
Waiver on escrow
 shares.................                     200                                                            200
Options issued at below
 fair market value......                     469                $(469)
Warrants issued to
 consultants and
 partners...............                     143                                                            143
Comprehensive loss:.....
 Net loss...............                              (4,930)                                   (4,930)  (4,930)
 Translation
  adjustment............                                                   (45)                    (45)     (45)
                                                                                               -------
 Comprehensive loss.....                                                                       $(4,975)
                          ------  ----   -------    --------    -----    -----   ----  -----   =======  -------
Balance at December 31,
 1999...................  10,006  $100   $49,184    $(35,555)   $(469)   $(227)    74  $(258)           $12,775
                          ======  ====   =======    ========    =====    =====   ====  =====            =======

   The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business and Summary of Significant Accounting Policies

 Description of Business

   Dataware Technologies, Inc. (the "Company") was incorporated on March 15, 1988. Significant operations of the Company commenced on October 1, 1988 with the purchase of the worldwide rights to certain software developed by Dataware 2000 GmbH and the acquisition of its United States distributor. Early in 1999, the Company announced a program to reposition and restructure the company as an e-Business solutions provider and began making strategic and organizational changes toward that goal. The Company had previously been focused on providing software for enterprise information access ("knowledge management") and professional electronic publishing applications, as well as multimedia services for CD-ROM and web-based publishing. The Company is now a Full Service Provider, working with its clients to create e-Business solutions that efficiently translate their business to a web-oriented model by incorporating the client's information with the Company's technology and methodology to deliver solutions built around the web, such as portals, e-commerce sites and web-based training. The Company also develops interactive multimedia, intelligent information retrieval, distributed media and knowledge management solutions.

   The accompanying financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred recurring losses over the past four years and generated a negative cash flow from operations in three of those years, including the year ended December 31, 1999. Management intends to raise additional capital through a private placement offering and/or obtaining debt financing that, upon successful closing, is expected to provide additional capital to sustain and grow operations. The Company is considering various alternatives for a financing and has made no decisions on the amount of external funding that it might seek to raise, or the type of securities that might be offered, or on any other terms. The future viability of the Company is dependent on its ability to successfully restructure itself as an e-Business solutions provider and ultimately generate positive cash flow.

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

 Foreign Currency

   The accounts of foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at period-end for assets and liabilities and at average exchange rates during the period for results of operations. The local currency for all foreign subsidiaries is the functional currency. The related translation adjustments are reported in Accumulated Other Comprehensive Loss, a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net.

 Reclassification

   Certain reclassifications have been made to the prior years' financial statements to conform to the current presentation.

                          DATAWARE TECHNOLOGIES, INC.

 Revenue Recognition

   The Company recognizes software revenues in accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition." Revenue from software license fees is recorded upon execution of the contract provided that delivery has occurred, fees are fixed or determinable, and collection is deemed probable. Revenue from maintenance contracts, including amounts bundled in initial software licenses, is deferred and recognized ratably over the term of the agreement, generally one year. Revenues from services are recognized as the Company performs the service in accordance with the contract. Maintenance and services revenues are combined in the Company's Consolidated Statements of Operations.

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

 Product Development and Capitalized Software Costs

   Expenditures for research and development incurred prior to the establishment of technological feasibility are expensed as incurred. The Company capitalizes certain computer software development costs after technological feasibility has been established. These costs are amortized on a product-by-product basis, using the greater of the straight-line basis over the estimated economic lives of the software products, generally two years, or the ratio of current gross revenue to total current and expected future gross revenue of the software products, also generally two years, and are included in cost of revenues for software license fees. The straight-line basis has produced a greater charge and, accordingly, has been used exclusively to date.

 Concentrations of Credit Risk

   Financial instruments that potentially subjected the Company to concentrations of credit risk at December 31, 1999, consisted of temporary cash investments and trade receivables.

   The Company invests its cash in deposits and money market instruments with financial institutions. These investments typically mature within 90 days.

   Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and around the world. The Company performs ongoing credit evaluations of its customers, but does not require collateral or other security to support customer receivables, and maintains reserves for potential credit losses.

                          DATAWARE TECHNOLOGIES, INC.

 Long-Lived Assets

   The Company periodically reviews the value of long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

 Computation of Net Income (Loss) Per Share

   Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"), which has applied to the Company since 1997, requires the calculation of basic and diluted net income per share. Basic net income per share excludes any dilutive effect of options, warrants and convertible securities. Diluted net income per share uses the treasury stock method, which considers the effect of all dilutive equity instruments using the average market price for the period in determining the dilutive effect of options.

 Comprehensive Income (Loss)

   In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income" which became effective for the Company in 1998. SFAS 130 requires the Company to report the total changes in equity that do not result directly from transactions with stockholders, including those that do not affect retained earnings. Other comprehensive income recorded by the Company is solely comprised of accumulated foreign currency translation adjustments.

 New Pronouncements

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company has not yet completed its evaluation of the impact of the adoption of this new standard; however, it is not expected to have a material impact on the Company's financial position and results of operations.

   In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"), which addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2," to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and does not expect that its revenues and earnings will be materially affected.

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

                          DATAWARE TECHNOLOGIES, INC.

B. Business Combinations and Disposals

 Information Handling Services Group, Inc.

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

 Sovereign Hill Software, Inc.

   On December 31, 1998, the Company acquired substantially all of the assets and assumed selected liabilities of Sovereign Hill Software, Inc. ("Sovereign Hill") for approximately $1,181,000. Sovereign Hill developed, marketed and distributed advanced information retrieval and information-processing products designed to access and analyze large-scale heterogeneous, distributed multimedia document databases.

   The purchase of Sovereign Hill's net liabilities of $2,051,000 was funded by the following: (i) 200,000 shares of Dataware Common Stock with a fair value of approximately $497,000 at the date of acquisition, (ii) 5-year warrants to purchase 40,000 additional shares of Dataware Common Stock at an exercise price of $6.00 per share valued at $45,000, and (iii) $100,000 in cash. The Company incurred approximately $500,000 of direct acquisition expenses related to the transaction.

   The acquisition was accounted for as a purchase and, accordingly, the operating results of Sovereign Hill were included in the Company's financial statements from the date of acquisition. The excess of the aggregate purchase price over the fair market value of net liabilities assumed of approximately $3,232,000 was recorded as goodwill and is being amortized over 5 years.

   The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume the Sovereign Hill acquisition occurred as of January 1, 1997:

                                                                 Year Ended
                                                                 December 31
                                                               ----------------
                                                               (in thousands,
                                                                 except per
                                                                 share data)
                                                                1998     1997
                                                               -------  -------
       Net sales.............................................. $34,039  $38,684
       Net loss available to common stockholders..............  (2,444) (10,782)
       Earnings per share:
         Basic................................................   (0.26)   (1.38)
         Diluted..............................................   (0.26)   (1.38)

   The pro forma data is for informational purposes only and does not purport to be indicative of what would have occurred had the acquisition taken place at the beginning of 1997, or the results that may occur in the future.

                          DATAWARE TECHNOLOGIES, INC.

 Green Book International Corporation

   On January 23, 1998, the Company completed the acquisition of all of the outstanding shares of Green Book International Corporation ("Gbook"), in exchange for approximately $300,000 in cash. Prior to the acquisition, Gbook was the developer of a software package for the electronic publishing of financial prospectuses. The acquisition was accounted for as a purchase and, accordingly, the assets, liabilities and results of operations of Gbook were included in the financial statements from the acquisition date. The results of the continuing operations of Gbook were immaterial in the context of the results of the Company. As a result, pro-forma financial information has not been presented.

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

   The Company successfully completed the further development necessary to complete the required technology during 1998. The cost of completing the development effort was in line with management's estimates at the time that the technology was purchased, and the product began shipping in June of 1998.

C. Write Down of Assets and Other Special Charges and Credits

   During the fourth quarter of 1999, the Company recorded $400,000 in other income related to the termination of a lease agreement for office space and a sublease agreement with a related party.

   During the fourth quarter of 1998, the Company recorded non-recurring charges of approximately $1,644,000 (or $.18 per share) in capitalized software and other non-recurring charges. These charges were the result of the Company's focus on next generation products, internal systems and certain management changes. Detail of the items written off are as follows (in thousands):

                                                                 1999    1998
                                                                ------  ------
      Charged to Cost of Revenues:
        Capitalized software................................... $  --   $885(A)
                                                                ======  ======
      Charged to General and Administrative Expenses:
        Severance payments..................................... $  --   $358(B)
        Fixed assets...........................................  426(E)  201(C)
        Other charges..........................................    --    200(D)
                                                                ------  ------
        Total.................................................. $426    $759
                                                                ======  ======

                          DATAWARE TECHNOLOGIES, INC.

A. During the fourth quarter of 1998, the Company abandoned a portion of purchased capitalized software, resulting in a charge of $885,000. In connection with the acquisition of Sovereign Hill, a portion of the purchased capitalized software that was to be implemented was replaced with Sovereign Hill technology and the purchased capitalized software was written down to net realizable value. The Company also determined that the portion of purchased capitalized software that was replaced with Sovereign Hill technology had no alternative future uses.
B. Severance charge of $358,000 relates to the voluntary separation of the Chief Executive Officer on December 31, 1998. Severance will be paid over a one-year period from July 1999 to June 2000.
C. During the fourth quarter of 1998, the Company abandoned a portion of its internally developed computer software system, resulting in a charge of $201,000. The system was not year 2000 compliant and management had begun using alternative applications in its place. The Company determined that this computer software was obsolete and there was no alternative future use.
D. In January 1999, the Company waived the right to call for the redemption of 86,391 shares owned by three of the Company's founders, resulting in a charge of approximately $200,000 that was recorded in December 1998. In early 1990, software developers had requested equity compensation, which had not yet been formalized in the grant of stock or options. The three shareholders agreed to make the shares available out of their own holdings. The Company granted stock options to the developers and the three founding shareholders were to sell back to the Company the 86,391 shares if the Company called for redemption. The Company did not call for redemption and the call was waived.
E. During the third quarter of 1999, the Company wrote off approximately $426,000 in computer equipment that was retired.

D. Property and Equipment

   Property and equipment consists of the following (in thousands):

                                                                   December 31,
                                                                  --------------
                                                                   1999    1998
                                                                  ------- ------
     Computer and office equipment and software.................. $ 8,442 $9,597
     Furniture and fixtures......................................     829    894
     Leasehold improvements......................................      52    287
     Computer equipment under capital lease arrangement..........     263    263
                                                                  ------- ------
                                                                    9,586 11,041
       Less: accumulated depreciation and amortization...........   6,494  7,647
                                                                  ------- ------
                                                                  $ 3,092 $3,394
                                                                  ======= ======

   Depreciation and amortization expense was $1,525,000, $1,966,000 and $2,255,000 for the years ended December 31, 1999, 1998 and 1997, respectively, including amortization related to computer equipment under capital lease arrangements amounting to $53,000, $41,000 and $50,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   During the third quarter of 1999, the Company wrote off approximately $426,000 in computer equipment that was retired. During the fourth quarter of 1998, the Company abandoned a portion of its internally developed computer software system, resulting in a charge of $201,000. The system was not year 2000 compliant and management had begun using alternative applications in its place. The Company determined that this computer software was obsolete and there was no alternative future use (see Note C).

   In the fourth quarter of 1999 the Company changed its depreciation policy for computer office equipment and software from five to three years on a prospective basis.

                          DATAWARE TECHNOLOGIES, INC.

E. Product Development and Capitalized Software Costs

   Capitalized purchased and internally developed software costs at December 31, 1999 and 1998 consists of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
      Capitalized software development costs.................... $ 7,830 $9,555
      Less: accumulated amortization............................   5,903  6,015
                                                                 ------- ------
                                                                 $ 1,927 $3,540
                                                                 ======= ======

   During 1999, 1998 and 1997, the Company capitalized $1,405,000, $1,898,000 and $1,788,000, respectively, of internally developed software costs. These costs, net of accumulated amortization, amounted to $1,927,000 at December 31, 1999, and $2,630,000 at December 31, 1998. Amortization of internally developed capitalized software costs was $2,107,000, $1,751,000, and $1,544,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   The cost of purchased computer software is capitalized and amortized on a straight-line basis over its estimated useful life, generally one to five years. The Company capitalized $285,000 and $1,795,000, respectively, during the years ended December 31, 1999 and 1998. Of the amount capitalized in 1998, $885,000 was written off as a one-time charge of purchased development software during that year as a result of abandoning such purchased software in favor of technology acquired in the purchase of Sovereign Hill. Amortization of these assets commenced when the asset was placed in service in January 1999 and the assets were fully amortized as of December 31, 1999.

F. Goodwill

   Goodwill consists of the following (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
      Goodwill................................................... $3,232 $3,232
      Less: accumulated amortization.............................    648    --
                                                                  ------ ------
                                                                  $2,584 $3,232
                                                                  ====== ======

   The goodwill balances as of December 31, 1999 and 1998 are related to the acquisition of Sovereign Hill on December 31, 1998 (see Note B). The balance is being amortized over a five-year period that began in January of 1999.

G. Debt

 Short-term Debt

   On December 31, 1998 the Company assumed $1,350,000 in short-term borrowings from a financial institution as part of the purchase of Sovereign Hill Software, Inc. The Company repaid the full amount in January of 1999.

   The Company has a line of credit with a financial institution under which it can borrow up to $3,000,000, assuming that covenants related to certain assets and tangible net worth are met. At December 31, 1999 the Company had borrowed $1,350,000 under this line of credit; the amount was paid in full in January of 2000. The weighted average interest rate on these funds was approximately 9% in 1999.

                          DATAWARE TECHNOLOGIES, INC.

H. Stockholders' Equity

 Common Stock

   On September 30, 1997, the Company issued 1,085,000 shares of common stock to two investors in a private placement for gross proceeds of $3,770,375. A financial investor purchased 865,000 of these shares and the remaining 220,000 shares were issued to an affiliate of IHS in connection with the sale and exchange of services business transaction described in Note B above.

   On December 31, 1998, the Company issued 200,000 shares of common stock and warrants to purchase an additional 40,000 shares to Sovereign Hill Software, Inc. in consideration for the acquisition of Sovereign Hill's net liabilities (see Note B). The warrants were issued with an exercise price of $6.00 per share (which is $3.44 above the trading price of the Common Stock at the time of the agreement). The warrants were exercisable immediately and expire on December 31, 2003. The estimated fair value of these warrants at the date issued was $1.13 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. The charge of approximately $45,000 was included in the calculation of goodwill and is being amortized over a five-year period that began in January of 1999.

   On May 5, 1999, the Company issued to NEC USA Inc. a warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.68 per share (which was $0.50 above the average trading price of the Common Stock for the five days prior to the date the agreement was made). The warrant was issued in consideration for the license of technology from NEC USA Inc. The warrants were exercisable immediately and expire on May 27, 2009. The estimated fair value of these warrants at the date issued was $1.16 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described below. The charge was included in cost of software license fees on the Company's Consolidated Statement of Operations for the period ending December 31, 1999.

   As of December 31, 1999, the Company had outstanding warrants to purchase 336,550 shares of its common stock at purchase prices ranging between $2.68 and $6.00 per share and expiring between November 21, 2001 and May 27, 2009.

 Common Stock Repurchase Program

   In the third quarter of 1998, the Company's Board of Directors authorized a program allowing for the repurchase of up to an aggregate of 1,000,000 shares of its common stock, $0.01 par value, subject to an aggregate cap of $3,000,000, through open market purchases and privately negotiated transactions.

   During 1998, the Company repurchased 274,000 shares of Dataware common stock in accordance with the stock repurchase program for $952,000 ($3.47 per share). No repurchases took place in 1999.

 Preferred Stock

   The Company has authorized a total of 8,000,000 shares of preferred stock with a par value of $.01 per share, of which 300,000 shares are designated Series A Junior Participating Preferred Stock, 3,000 shares are designated Series B Convertible Preferred Stock, and the balance of which are not currently designated in any series. There were no shares of preferred stock issued and outstanding at December 31, 1999 and 1998.

   On April 14, 1997, the Company closed $3,000,000 of new financing through the private placement of 3,000 shares of Series B Convertible Preferred Stock. As of September 30, 1997, all such shares of preferred stock had been converted into common stock.

                          DATAWARE TECHNOLOGIES, INC.

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

 Equity Incentive Plan

   The Company adopted the 1988 Stock Option Plan during 1988. On May 19, 1993, the stockholders of the Company approved the 1993 Equity Incentive Plan ("the Plan") as successor to the 1988 Stock Option Plan. Through May 1998, stockholders of the Company had approved amendments of the Plan providing for a cumulative aggregate number of shares issuable under the plan of 3,500,000. On April 13, 1999, the Board of Directors voted to merge the Director Stock Option Plan into and with the 1993 Equity Incentive Plan, bringing the cumulative aggregate number of shares issuable under the Plan to 3,630,000. The Plan provides for the grant of nonqualified and incentive stock options to employees and directors. Incentive stock options are granted at a price set by the Board of Directors not to be less than 100% of the fair value of the stock on the date of the grant. Nonqualified stock options are granted at prices determined by the Board of Directors, and have generally also been at fair market value. Outside directors receive automatic grants of options upon joining the Board and also receive their annual retainer in the form of options granted under the Plan. The term of the outstanding options is ten years. The options granted to date vest at various rates over periods up to five years.

 Ledge Stock Options

   On December 30, 1995, the Company acquired Ledge Multimedia, Inc. ("Ledge"). In January 1996 the Company granted nonqualified stock options providing for the issuance of up to 175,000 shares to former

                          DATAWARE TECHNOLOGIES, INC.

employees of Ledge who became employees of the Company upon the merger. These options were granted at fair market value on the date of the grant and become exercisable at various rates, beginning in the initial year of grant.

 Consultant Stock Option Plan

   In December 1995, the Company established the Consultant Stock Option Plan ("the Plan"), providing for the issuance of up to 250,000 shares of common stock. The Plan provides for the issuance of nonqualified stock options to outside consultants of the Company. These options are granted at fair market value on the date of the grant. The term of the outstanding options is ten years. Options granted under the Plan typically become exercisable ratably during the term of the respective consultants' contracts with the Company.

 Options Issued in Connection with Employment Agreement

   In January 1999, in order to induce the Company's new President and Chief Executive Officer to enter into an employment agreement, the Company granted him nonqualified stock options to purchase 352,750 shares of common stock outside the Equity Incentive Plan, all at fair market value on the date of grant. The options vested 22% on December 31, 1999, and the balance vest ratably at the end of the following three years.

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


                                                                    Net Loss per
                                       Net Loss to     Net Loss per   Share--
                                   Common Stockholders Share--Basic   Diluted
                                   ------------------- ------------ ------------
                                     (in thousands)
     As reported:
     1999.........................       $(4,930)         $(0.52)      $(0.52)
     1998.........................          (207)          (0.02)       (0.02)
     1997.........................        (6,465)          (0.85)       (0.85)
     Pro forma:
     1999.........................       $(6,489)         $(0.68)      $(0.68)
     1998.........................        (1,211)          (0.13)       (0.13)
     1997.........................        (8,909)          (1.17)       (1.17)

   The fair value of each option granted during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 5.5% in 1999, 5% in 1998 and 6% in 1997, (2) expected option life of 5 years in 1999, 1998 and 1997, (3) expected stock volatility of 90% in 1999, 75% in 1998 and 65% in 1997, and (4) expected dividend yield of 0%.

                          DATAWARE TECHNOLOGIES, INC.

   Information with respect to stock options granted under all stock option plans is as follows:

                                                                 Weighted
                                                  Weighted     Average Fair
                                                  Average        Value of
                                     Shares    Exercise Price Options Granted
                                   ----------  -------------- ---------------
     Outstanding at December 31,
      1996........................  1,874,015      $5.83
       Granted....................  1,486,994       3.26           $3.23
       Exercised..................    (46,017)      0.50
       Cancelled.................. (1,318,006)      6.58
                                   ----------
     Outstanding at December 31,
      1997........................  1,996,986       3.39
       Granted....................    567,175       3.41           $3.02
       Exercised..................    (91,229)      1.71
       Cancelled..................   (309,988)      3.41
                                   ----------
     Outstanding at December 31,
      1998........................  2,162,944       3.39
       Granted....................  1,494,468       3.42           $2.76
       Exercised..................   (407,940)      2.51
       Cancelled..................   (238,855)      3.18
                                   ----------
     Outstanding at December 31,
      1999........................  3,010,617      $3.56
                                   ==========

   There were 1,573,917, 1,364,555 and 1,209,677 stock options exercisable at December 31, 1999, 1998 and 1997, respectively, with weighted average exercise prices of $3.27, $3.03 and $2.97, respectively. There were 83,399, 1,339,012 and 859,154 options available for future grant at December 31, 1999, 1998 and 1997, respectively.

   The following table summarizes option information about stock options outstanding as of December 31, 1999:

                             Weighted Average
   Range of        Number       Remaining     Weighted Average   Number    Weighted Average
Exercise Prices  Outstanding Contractual Life  Exercise Price  Exercisable  Exercise Price
---------------  ----------- ---------------- ---------------- ----------- ----------------
$ 0.3300-
  $2.0940            85,415        7.15           $ 1.662          36,619      $ 1.115
  2.5630-
   2.5630           533,250        9.02             2.563         188,811        2.563
  2.6250-
   2.7500           412,325        9.38             2.681         156,958        2.699
  2.9380-
   3.0000           222,474        7.25             2.956         180,852        2.960
  3.1250-
   3.1250           688,219        6.59             3.125         562,612        3.125
  3.1410-
   3.5000           373,876        8.32             3.317         234,828        3.229
  3.5630-
   6.5000           396,124        7.50             5.164         124,053        3.965
  6.5630-
  10.5000           296,734        8.45             6.735          86,984        7.151
 13.0000-
  13.0000             2,000        3.55            13.000           2,000       13.000
 15.2500-
  15.2500               200        5.29            15.250             200       15.250
                  ---------                                     ---------
 $0.3300-
 $15.2500         3,010,617        7.98           $ 3.566       1,573,917      $ 3.268
                  =========        ====           =======       =========      =======

   In conjunction with the grant of incentive stock options to certain key employees during 1990, the Company entered into an agreement to repurchase from certain stockholders up to 86,391 shares of common stock at a per share price of $0.33 if and when the stock options were exercised. At December 31, 1998, no shares had been repurchased. On January 1, 1999, the Company formally waived its right to repurchase these shares. During the year ended December 31, 1998, the Company recorded a $200,000 one-time charge for this waiver (see Note C).

                          DATAWARE TECHNOLOGIES, INC.

   All options were granted at fair market value during 1999, 1998 and 1997 with the exception of 150,000 shares in December of 1999. The weighted average exercise price and fair value of the options granted at less than fair market value were $3.50 and $5.31, respectively. This resulted in approximately $469,000 of unearned compensation that will be amortized to compensation expense over the 4-year vesting period, beginning in 2000.

 Repricing Stock Options

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

 Employee Stock Purchase Plan

   The Company established an employee stock purchase plan in 1993 entitling employees to purchase up to 250,000 shares of the Company's stock at 85% of fair market value. On May 21, 1998, the shareholders approved an amendment increasing the number of shares issuable under the Plan by 600,000. During 1999, 1998 and 1997, 104,491, 102,626 and 113,083 shares were issued to employees. The weighted average fair values of purchase rights issued under the 1993 plan during 1999, 1998 and 1997 were $1.06, $1.20 and $0.99, respectively.

   The fair value of the options granted under the employee stock purchase plan during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted-average assumptions: (1) expected risk-free interest rate of 5.08%, 5.68% and 5.39%, respectively, (2) expected life of 8.8, 11.8 and 6.3 months, respectively, (3) expected stock volatility of 90% in 1999, 75% in 1998 and 65% in 1997, and (4) expected dividend yield of 0%.

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

                          DATAWARE TECHNOLOGIES, INC.

   Future minimum rental payments under these operating leases are as follows (in thousands):

       2000............................................................. $1,646
       2001.............................................................  1,538
       2002.............................................................  1,477
       2003.............................................................  1,452
       2004 and thereafter..............................................  1,141
                                                                         ------
       Future minimum lease payments.................................... $7,254
                                                                         ======

   The Company entered into sublease agreements with a related party that offset a portion of its rent expense during the periods ended December 31, 1999, 1998 and 1997. This agreement was terminated during the fourth quarter of 1999 when the landlord bought out the Company's lease for $400,000, net of direct expenses, resulting in a gain that was recorded as Other Income in 1999.

   Rent expense, net consisted of the following (in thousands):

                                                          1999    1998    1997
                                                         ------  ------  ------
     Rent expense......................................  $1,925  $1,504  $1,634
     Sublease income...................................   ( 236)    (86)   (144)
                                                         ------  ------  ------
     Rent expense, net.................................  $1,689  $1,418  $1,490
                                                         ======  ======  ======

 Capital Lease

   The Company entered into a capital lease agreement for equipment in August of 1998. The original lease obligation was $287,000, payable monthly over a 12-month period. In September 1999, the Company terminated the lease agreement and exercised its option to purchase the equipment.

 Pending Litigation

   A lawsuit has been filed against the Company by a former consultant, with allegations related to the value of compensation received and emotional distress. The Company denies these charges and is vigorously defending them. At this time, it is not possible to estimate the likelihood of damages related to these charges.

J. Defined Contribution Plan

   In 1991, the Board of Directors approved the establishment of the Dataware Technologies, Inc. 401(k) Plan (the "401(k) Plan") effective January 1, 1991. Employees are eligible to participate in the 401(k) Plan by meeting certain requirements, including service level and minimum age. The Company may make discretionary contributions to the 401(k) Plan. No Company contributions had been made through December 31, 1999. In December 1999, the Board of Directors authorized the Company to make matching contributions of 50% of a participant's contribution up to 4% of the participant's qualifying pay in fiscal quarters in which the Company has an operating profit after giving effect to such contributions. A participant's entitlement to the Company's matching contributions is subject to vesting based on length of service.

K. Income Taxes

   The Company recorded a $373,000 income tax benefit in the third quarter of 1999, representing the reversal of a reserve established in previous years for taxes on a foreign subsidiary that the Company now believes are not owed.

                          DATAWARE TECHNOLOGIES, INC.

   The components of the provision (benefit) for income taxes are as follows (in thousands):

                                                                December 31,
                                                              ------------------
                                                               1999   1998  1997
                                                              ------  ----- ----
     Current:
       Federal..............................................  $( 390) $  -- $ --
       State................................................       4      8   --
       Foreign..............................................     233     97   80
                                                              ------  ----- ----
                                                              $ (153) $ 105 $ 80
                                                              ======  ===== ====

   Loss before income taxes for domestic and foreign operations are as follows (in thousands):

                                                           December 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      --------  ------  -------
     Domestic........................................ $ (4,343) $  (51) $(5,568)
     Foreign.........................................     (740)    (51)    (140)
                                                      --------  ------  -------
                                                      $ (5,083) $ (102) $(5,708)
                                                      ========  ======  =======

   The following is a reconciliation between the U.S. Federal statutory rate and the effective tax rate:

                                 December 31,
                              ----------------------
                              1999     1998    1997
                              -----   ------   -----
     U.S. federal statutory
      rate................... (34.0)%  (34.0)% (34.0)%
     State taxes, net of
      federal tax benefit....   0.1      5.0      --
     Foreign operations......   9.5      4.9     2.2
     Utilization of net
      operating loss
      carryforward...........    --   (169.0)     --
     Non-deductible
      acquisition costs......    --       --     4.3
     Goodwill................    --       --     0.4
     In-process research and
      development............    --    150.1      --
     Other non-deductible
      items..................   1.0     38.4     0.7
     Change in valuation
      allowance..............  20.4    107.2    27.8
     Other, net..............    --       --      --
                              -----   ------   -----
     Effective tax rate......  (3.0)%  102.6%    1.4%
                              =====   ======   =====

                          DATAWARE TECHNOLOGIES, INC.

   Deferred taxes result from temporary differences in the recognition of revenues and expenses for tax and financial reporting purposes. The components of deferred tax assets and liabilities are as follows (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
     Deferred tax assets:
     Bad debts..............................................  $    738  $   587
     Compensation...........................................       324      510
     Depreciation...........................................        11       --
     Other..................................................       818    1,577
     Net operating loss carryforward........................    10,777    5,283
     Research tax credits...................................     1,548    1,216
                                                              --------  -------
     Total assets...........................................    14,216    9,173
                                                              --------  -------
     Deferred tax liabilities:
     Capitalized software costs.............................       859    1,052
     Depreciation...........................................       --       388
     Other..................................................       --       --
                                                              --------  -------
     Total liabilities......................................       859    1,440
                                                              --------  -------
     Valuation allowance....................................   (13,357)  (7,733)
                                                              --------  -------
     Net deferred tax asset.................................  $    --   $   --
                                                              ========  =======

   At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $26.9 million, which expire at various dates through 2019. Under the Tax Reform Act of 1986, certain substantial changes in the Company's ownership would result in an annual limitation on the amount of net operating loss carryforwards that could be utilized. The Company also has research and development tax credits for federal income tax purposes of approximately $1.5 million that expire at various dates through 2019.

   Approximately $4.6 million of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

   As required by Statement of Financial Accounting Standard No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and tax credit carryforwards. Management evaluates the positive and negative evidence impacting the realizability of the Company's deferred tax assets on a quarterly basis. The Company increased its valuation allowance by $5,624,000 in 1999 and $674,000 in 1998, based upon management's estimate of the amount of deferred tax assets that were more likely than not to be realized.

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

   Although the Company prepares full balance sheets for the Eurasian business unit, it reported to management only certain assets for the USLA and Multimedia segments. These segments are not considered capital-intensive and, thus, other balance sheet information was not considered meaningful on a segment basis.

   Early in 1999, the Company announced a program to reposition and restructure the Company as an e-Business solutions provider and began making strategic and organizational changes toward that goal. During the third quarter of 1999, management introduced a series of organizational changes designed to enable the Company to grow and deliver solutions to customers. One of these changes was to bring the Multimedia and USLA operating segments together under a senior vice president in order to closely align the sales organization and the solutions delivery resources. This newly created executive management position is responsible for managing and coordinating all field operations.

   Because of this change in structure, the Company's executive management team now reviews and evaluates the results of the Company in terms of its two reportable operating segments: USLA and Eurasia. Prior year information has been restated to reflect the change in structure.

   Although the Company prepares full balance sheets for the Eurasian business unit, it reports only certain assets for the USLA segment. This segment is not considered capital-intensive and, thus, other balance sheet information is not considered meaningful on a segment basis.

   A summary of the segment financial information reported is as follows (in thousands):

                                                        Corporate and
                                         USLA   EURASIA Eliminations   Total
Twelve months ended December 31, 1999   ------- ------- ------------- --------
Revenues from unaffiliated customers... $18,295 $ 8,439   $     --    $ 26,734
Operating income (loss)................   5,574   1,631    (18,521)    (11,316)
Depreciation and amortization..........     262     154      5,059       5,475
Property and equipment additions.......     434     413        807       1,654
Total assets...........................   2,911   4,483     15,980      23,374
                                                        Corporate and
                                         USLA   EURASIA Eliminations   Total
Twelve months ended December 31, 1998   ------- ------- ------------- --------
Revenues from unaffiliated customers... $24,217 $ 8,773   $     --    $ 32,990
Operating income (loss) (1)............  13,657   2,268    (14,387)      1,538
Depreciation and amortization..........     221     295      3,201       3,717
Property and equipment additions.......     356     341        616       1,313
Total assets...........................   2,953   4,552     21,244      28,749
                                                        Corporate and
                                         USLA   EURASIA Eliminations   Total
Twelve months ended December 31, 1997   ------- ------- ------------- --------
Revenues from unaffiliated customers... $22,576 $14,743   $     --    $ 37,319
Operating income (loss)................   3,425   2,053    (10,877)     (5,399)
Depreciation and amortization..........     262     475      3,306       4,043
Property and equipment additions.......     156     705        550       1,411
Total assets...........................   2,984   5,286     20,783      29,053

--------
(1)  Before non-recurring charges

Geographically, revenues are reflected in the geographic areas from which the sales are made. Information related to the Company's revenues to unaffiliated customers in different geographical areas is as follows (in thousands):

                                                          1999    1998    1997
                                                        -------- ------- -------
     United States..................................... $ 18,295 $24,217 $20,621
     United Kingdom....................................    5,846   6,256   7,252
     Other.............................................    2,593   2,517   9,446
                                                        -------- ------- -------
                                                        $ 26,734 $32,990 $37,319
                                                        ======== ======= =======
   Information related to the Company's long-lived assets by geographical area is as follows (in thousands):
                                                          1999    1998    1997
                                                        -------- ------- -------
     United States.....................................   $7,392 $10,338 $ 6,647
     United Kingdom....................................      347     258     404
     Other.............................................      120      82     142
                                                        -------- ------- -------
                                                          $7,859 $10,678 $ 7,193
                                                        ======== ======= =======

M. Gain on Investment in Northern Light

   During the second quarter of 1999, Dataware sold one-half of its interest in Northern Light Technology LLC back to Northern Light for $4.1 million in cash. In addition, Northern Light repaid the Company the principal and interest due on a $1.2 million promissory note held by Dataware. These transactions resulted in a $5.1 million gain after adjusting for legal costs incurred and the investment in Northern Light that had been carried on the Company's books. Northern Light has since incorporated.

N. Major Customer

   On September 30, 1997, Dataware sold a portion of its data services business to IHS. The Company entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by five divested foreign subsidiaries (primarily involving the Company's legacy products). In addition, the Company entered into agreements with IHS under which it provided software and multimedia services for use by IHS internally and in its publishing activities, and IHS provided software that the Company incorporated into certain of its products.

   Revenues in 1999 and 1998 included approximately $4.5 and $9.1 million, or 21% and 28% of total revenues, respectively, related to agreements with IHS. As part of the ongoing relationship with IHS, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the years ended December 31, 1999 and 1998 include approximately $2.5 and $1.4 million, respectively, of such discounted payments accelerated from the years 1999 through 2002. All guaranteed payments under these agreements have been made to the Company as of December 31, 1999.

O. Net Loss per Share

   The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share", which the Company adopted as of December 31, 1997. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations:

                                        For the Years Ended December 31,
                                     -----------------------------------------
                                         1999          1998          1997
                                     -------------  ------------ -------------
                                      (In thousands, except per share data)
Basic EPS
  Numerator:
    Net loss to common
     stockholders................... $      (4,930) $      (207) $      (6,465)
  Denominator:
    Common shares outstanding.......         9,516        9,265          7,632
                                     -------------  -----------  -------------
  Basic EPS......................... $       (0.52) $     (0.02) $       (0.85)
                                     =============  ===========  =============
Diluted EPS
  Numerator:
    Net loss to common
     stockholders................... $      (4,930) $      (207) $      (6,465)
  Denominator:
    Common shares outstanding.......         9,516        9,265          7,632
    Common stock equivalents........           --           --             --
                                     -------------  -----------  -------------
                                             9,516        9,265          7,632
  Diluted EPS....................... $       (0.52) $     (0.02) $       (0.85)
                                     =============  ===========  =============

   Options to purchase 3,010,617, 2,162,944 and 1,996,986 shares and warrants to purchase 336,550, 236,550 and 196,550 shares of common stock outstanding as of December 31, 1999, 1998 and 1997, respectively, were excluded from the year-to-date calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (In thousands)

--------------------------------------------------------------------------------

Column A                         Column B        Column C       Column D   Column E
------------------------------------------------------------------------------------
                                                 Additions
                                            -------------------
                                 Balance at Charged to Charged              Balance
                                 beginning  Costs and  to Other             at end
Description                      of period   Expenses  Accounts Deductions of Period
------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
  1999.........................  $      846 $      308   --     $      351 $     803
  1998.........................         750        596   --            500       846
  1997.........................         934        778   --            962       750

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

   None.

                                    PART III

                   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

          Name           Age                                Position
          ----           ---                                --------
David Mahoney...........  55   Chairman of the Board, Chief Executive Officer, President, Director
Michael Gonnerman.......  57   Chief Financial Officer, Treasurer, VP, Finance and Administration
Robert J. Farrell.......  36   Chief Operating Officer, Executive Vice President, Field Operations
Ann Smith...............  47   Vice President, Corporate Resources
Stephen H. Beach
 (1)(2).................  83   Director, Secretary
William R. Lonergan
 (1)(2).................  74   Director
Jeffrey O. Nyweide......  44   Director

--------
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

   Mr. Mahoney became Chairman of the Board of Directors in February 2000. He has served as President and Chief Executive Officer since January 1999 and has been a Director of the Company since February 1999. Before joining the Company, he served as President and CEO of Sovereign Hill Software, Inc., a supplier of advanced information retrieval software products that was acquired by the Company on December 31, 1998. Mr. Mahoney was the founder and, from 1983 to 1998, the Chairman and CEO of Banyan Systems Incorporated, a provider of Enterprise Networking Software and services and Internet directory services. Mr. Mahoney is also a Director of Banyan Systems Incorporated and its subsidiary, Switchboard Incorporated, Applix Incorporated and several smaller early stage software companies.

   Mr. Gonnerman has served as Chief Financial Officer and Vice President, Finance and Administration since June 1998, and was Acting Chief Financial Officer from August 1997 to June 1998. Mr. Gonnerman was the founder and has been President of Corporate Financial Group, a financial consulting firm, since 1990. Mr. Gonnerman is also a Director of Agranat Systems, Inc. and works in an advisory capacity with Cytel Software, Inc.

   Mr. Farrell has served as Executive Vice President, Field Operations and Chief Operating Officer since December 1999. Before joining Dataware, he spent 4 years at Computer Horizons Corp., a diversified information technology services company (Nasdaq: CHRZ), where he held the positions of Executive Vice President Operations, Executive Vice President International, and Senior Vice President Banking and Financial Services. Previously, Mr. Farrell was founder and President of Innovative Information Concepts, Inc., an information technology consulting firm, and held technical and management positions at EF Hutton & Company and American Express.

   Ms. Smith has served as Vice President, Corporate Resources since June 1999. From June 1997 through June 1999, she was Vice President of Administration at Eastman Software, a subsidiary of Kodak and a leading provider of Enterprise Work Management technology. From July 1995 through June 1997 she served as Vice President of Human Resources and Information Systems at Banyan Systems Incorporated, a provider of Enterprise Networking Software and services and Internet directory services. Prior to July 1995, Ms. Smith held various human resource management roles at Data General, Motorola and Harvard Pilgrim Health Care.

   Mr. Beach has been a Director and Secretary of the Company since its inception. Since 1985, Mr. Beach has practiced law in Connecticut, specializing in, among other fields, computer, software and software licensing law. Mr. Beach also served in several capacities for Control Data Corporation from 1973 to 1985, most recently as Senior Vice President and Secretary.

   Mr. Lonergan has been a Director of the Company since 1988. From 1983 to 1994, Mr. Lonergan was a general partner of Oxford Partners, a venture capital firm, where he continues as a consultant. Mr. Lonergan is also a Director of Zitel Corporation.

   Mr. Nyweide served as Vice Chairman of the Board of Directors and Senior Executive Vice President, Business Development from April 1997 until February 2000, when he began a leave of absence. He was President and Chief Operating Officer from 1993 to April 1997. Mr. Nyweide has also served as a member of the Board of Directors since the inception of the Company.

   Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors.

   Information contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is incorporated herein by reference.

                        ITEM 11. EXECUTIVE COMPENSATION

   The sections entitled "Election of Directors--Director Compensation" and "Executive Compensation" in the 2000 Proxy Statement are incorporated herein by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Share Ownership" in the 2000 Proxy Statement is incorporated herein by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Executive Compensation--Executive Employment and Severance Agreements" in the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

                    ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                      SCHEDULES, AND REPORTS ON FORM 8-K

(a)Financial Statements, Schedules and Exhibits

   The financial statements, schedules, and exhibits listed below are included in or incorporated by reference as part of this Report:

1.Financial statements:

  Report of Independent Accountants

  Consolidated Balance Sheets as of December 31, 1999 and 1998

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

  Notes to Consolidated Financial Statements

2.Schedules:

  II. Valuation and Qualifying Accounts

   Schedules not listed above are omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes submitted.

3.Exhibits:

   The exhibits are listed below under Part IV, Item 14 (c) of this report.

(b)Reports on Form 8-K

   None.

(c)Exhibits

   The Company hereby files as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Massachusetts on the 6th day of March 2000.

                                          DATAWARE TECHNOLOGIES, INC.

                                                    /s/ David Mahoney
                                          -------------------------------------
                                             David Mahoney, Chairman of the
                                                         Board,
                                              President and Chief Executive
                                                         Officer

      Signatures                          Title                         Date
      ----------       -------------------------------------------- -------------
  /s/ David Mahoney    Chief Executive Officer, President, Director March 6, 2000
  ___________________
    David Mahoney


     /s/ Michael       Chief Financial Officer, Treasurer           March 6, 2000
       Gonnerman       (Principal Financial and Accounting Officer)
  ___________________
   Michael Gonnerman

 /s/ Stephen H. Beach  Director                                     March 6, 2000
  ___________________
   Stephen H. Beach

    /s/ William R.     Director                                     March 6, 2000
       Lonergan
  ___________________
 William R. Lonergan

    /s/ Jeffrey O.     Director                                     March 6, 2000
        Nyweide
  ___________________
  Jeffrey O. Nyweide

                                 EXHIBIT INDEX

  3.1 Restated Certificate of Incorporation, as amended through April 14, 1997
      (Exhibit to Form 8-K dated April 17, 1997).*
  3.2 Bylaws as amended through February 9, 1999 (Exhibit 3.2 to 1998 Form 10-
      K).*
  4.1 Rights Agreement dated July 8, 1996 by and between American Stock
      Transfer & Trust Company as Rights Agent and the Registrant (the "Rights
      Agreement"). (Exhibit to Form 8-K dated July 18, 1996).*
  4.2 First Amendment to Rights Agreement, dated April 14, 1997 (Exhibit to 8-K dated April 17, 1997).*
  4.3 Second Amendment to Rights Agreement, dated December 14, 1999.
  4.4 Warrant Agreement, dated as of April 14, 1997, between the Company and
      Wharton Capital Partners Ltd. (Exhibit to June 30, 1997 Form 10-Q).*
  4.5 Warrant Agreement dated as of December 31, 1998, between the Registrant and Sovereign Hill Software, Inc. (Exhibit to December 31, 1998 Form 10-
      K).*
  4.6 Warrant Agreement dated as of May 5, 1999, between the Registrant and NEC
      USA, Inc.
 10.1 Equity Incentive Plan, as amended through February 8, 2000.#
 10.2 1993 Employee Stock Purchase Plan, as amended through May 20, 1998
      (Exhibit to December 31, 1998 Form 10-K).* #
 10.3 Form of stock option agreement terms (executive officers). (Exhibit to June 30, 1996 Form 10-Q).*#
 10.4 Severance Agreement between the Registrant and Kurt Mueller dated
      December 31, 1998 (Exhibit to December 31, 1998 Form 10-K).* #
 10.5 Amendment dated February 10, 2000, to Mueller Severance Agreement.#
 10.6 Severance Agreement between the Registrant and Jeffrey O. Nyweide dated
      February 24, 2000.#
 10.7 Employment Agreement between the Registrant and David Mahoney dated
      December 31, 1998 (Exhibit to December 31, 1998 Form 10-K).* #
 10.8 Employment Agreement between the Company and Michael Gonnerman dated
      August 16, 1999. (Exhibit to Form 10-Q dated September 30, 1999).* #
 10.9 Employment Agreement between the Registrant and Robert J. Farrell dated
      November 15, 1999.#
 21.1 Subsidiaries of the Registrant.
 23.1 Consent of PricewaterhouseCoopers LLP.
 27.1 Financial Data Schedule.
 99.1 Important Factors Regarding Future Results.

--------

* Incorporated by reference to the filing indicated in parentheses. # Denotes management contracts and compensation plans.