Form 10-Q
period 2000-03-31
DATAWARE TECHNOLOGIES INC
filed 2000-05-12
CIK 875942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


    For the quarter ended March 31, 2000    Commission File Number 0-21860

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

     Yes  X              No____
         ---

     Number of shares outstanding of the issuer's classes of common stock as of April 30, 2000:

                     Class                      Number of Shares Outstanding
     --------------------------------------     ----------------------------
     Common Stock, par value $.01 per share             10,530,034

                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          March 31, 2000 and December 31, 1999                            3

          Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2000 and 1999                      4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2000 and 1999                      5

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     14

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                          15

Item 6.   Exhibits and Reports Filed on Form 8-K                         15

SIGNATURE                                                                16

EXHIBIT INDEX                                                            17

Item 1. Condensed Consolidated Financial Statements

                          Dataware Technologies, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands except share data)

                                                                                     March 31,         December 31,
                                                                                        2000               1999
                                                                                    -----------        ------------
ASSETS                                                                               (unaudited)
Current assets:
      Cash and cash equivalents                                                     $    6,022         $    9,361
      Accounts receivable, less allowance for doubtful
           accounts of $798 and $803 at March 31, 2000
           and December 31, 1999, respectively                                           3,173              5,292
      Prepaid expenses and other current assets                                          1,138                862
                                                                                    ----------         ----------
           Total current assets                                                         10,333             15,515

Property and equipment, net                                                              3,214              3,092
Computer software costs, net                                                             1,400              1,927
Investment in Northern Light                                                               256                256
Goodwill, net                                                                            2,261              2,584
                                                                                    ----------         ----------

           Total assets                                                             $   17,464         $   23,374
                                                                                    ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                         $      ---         $    1,350
      Accounts payable                                                                   1,465              1,499
      Other accrued expenses                                                             2,055              2,094
      Accrued compensation                                                               1,289              1,355
      Income taxes payable                                                                 220                232
      Deferred revenue                                                                   4,527              4,069
                                                                                    ----------         ----------
           Total current liabilities                                                     9,556             10,599
                                                                                    ----------         ----------

Stockholders' equity:
      Preferred stock, $.01 par value, 8,000,000 shares authorized;
           none issued and outstanding                                                     ---                ---
      Common stock, $.01 par value, 14,000,000 shares authorized;
           10,499,362 shares issued and 10,425,362 shares outstanding at March
           31, 2000; 10,006,273 shares issued and 9,932,273 shares
           outstanding at December 31, 1999                                                105                100
      Additional paid-in capital                                                        54,017             49,184
      Accumulated deficit                                                              (45,190)           (35,555)
      Unearned compensation                                                               (440)              (469)
      Accumulated other comprehensive loss                                                (326)              (227)
      Treasury stock, 74,000 shares at cost                                               (258)              (258)
                                                                                    ----------         ----------

           Total stockholders' equity                                                    7,908             12,775
                                                                                    ----------         ----------

           Total liabilities and stockholders' equity                               $   17,464         $   23,374
                                                                                    ==========         ==========

  The accompanying notes are an integral part of the consolidated financial statements

                           Dataware Technologies, Inc.
                 Condensed Consolidated Statements of Operations
                 (in thousands except per share data, unaudited)

                                                                             Three months ended
                                                                                 March 31,
                                                                            2000            1999
                                                                         -----------     -----------
Revenues:
      Software license fees                                            $        941    $      3,929
      Services                                                                2,038           3,130
                                                                         -----------     -----------

                        Total revenues                                        2,979           7,059
                                                                         -----------     -----------
Cost of revenues:
      Software license fees                                                     558             864
      Services                                                                3,743           2,069
                                                                         -----------     -----------

                        Total cost of revenues                                4,301           2,933
                                                                         -----------     -----------

Gross profit                                                                 (1,322)          4,126
                                                                         -----------     -----------

Operating expenses:
      Sales and marketing                                                     1,918           2,863
      Product development                                                       275           2,038
      General and administrative                                              2,503           1,198
      Restructuring and special items                                           810             ---
      Restructuring and special items - non-cash                              2,836             ---
                                                                         -----------     -----------

                        Total operating expenses                              8,342           6,099
                                                                         -----------     -----------

Loss from operations                                                         (9,664)         (1,973)

Interest income, net                                                             84             405
Other expense, net                                                              (54)            (43)
                                                                         -----------     -----------

Loss before income taxes                                                     (9,634)         (1,611)

Provision for income taxes                                                      ---             ---
                                                                         -----------     -----------

Net loss                                                               $     (9,634)   $     (1,611)
                                                                         ===========     ===========

Net loss per common share -- basic                                     $      (0.94)   $      (0.17)
                                                                         ===========     ===========

Net loss per common share -- diluted                                   $      (0.94)   $      (0.17)
                                                                         ===========     ===========

Weighted average number of common shares outstanding -- basic                10,223           9,429
                                                                         ===========     ===========

Weighted average number of common shares outstanding -- diluted              10,223           9,429
                                                                         ===========     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                          Dataware Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
                           (in thousands, unaudited)

                                                                                          Three months ended March 31,
                                                                                              2000            1999
                                                                                           ---------       ----------
Cash flows used in operating activities:
Net loss                                                                                   $   (9,634)     $   (1,611)
Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                                             1,193           1,246
      Provision for doubtful accounts                                                              30             106
      Gain on foreign currency transactions                                                       (29)            (43)
      Noncash stock option compensation                                                         2,836             ---
      Stock options issued at below fair market value                                              29             ---
      Changes in operating assets and liabilities, net
           of effects from acquisitions of businesses:
           Accounts receivable                                                                  2,581            (578)
           Prepaid expenses and other current assets                                             (287)             (2)
           Accounts payable                                                                       (28)           (126)
           Accrued expenses and compensation                                                     (480)         (1,686)
           Accrued restructuring and special items                                                394             ---
           Income taxes payable                                                                   (12)            (72)
           Deferred revenue                                                                       (34)          1,428
                                                                                           ----------      ----------

                Net cash used in operating activities                                          (3,441)         (1,338)
                                                                                           ----------      ----------

Cash flows used in investing activities:
      Additions to property and equipment                                                        (472)           (471)
      Acquisition of third party software license                                                 ---            (130)
      Additions to capitalized software costs                                                     ---            (392)
                                                                                           ----------      ----------

                Net cash used in investing activities                                            (472)           (993)
                                                                                           ----------      ----------

Cash flows provided by financing activities:

      Paydown of short-term borrowings                                                         (1,350)            ---
      Proceeds from issuance of common stock and exercise of
         stock options and warrants                                                             2,040              95
                                                                                           ----------      ----------

                Net cash provided by financing activities                                         690              95
                                                                                           ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                                     (116)             57
                                                                                           ----------      ----------

Net change in cash and cash equivalents                                                        (3,339)         (2,179)
Cash and cash equivalents at beginning of period                                                9,361          12,468
                                                                                           ----------      ----------

Cash and cash equivalents at end of period                                                 $    6,022      $   10,289
                                                                                           ==========      ==========


Supplemental disclosure of non-cash operating and financing transactions:
      Waiver of escrow shares transferred from accrued liabilities to additional
         paid-in capital                                                                   $      ---      $      200
                                                                                           ==========      ==========

  The accompanying notes are an integral part of the consolidated financial statements

                          DATAWARE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.   Basis of Presentation

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the financial statements and footnotes included therein. The interim financial data as of March 31, 2000 and for the three months ended March 31, 2000 and March 31, 1999 is unaudited; however, in the opinion of the Company's management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

B.   Net Loss per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Condensed Consolidated Statements of Operations:

                                                  For the Three Months
                                                      Ended March 31,
(In thousands, except per share data)              2000              1999
                                                  ----              ----
Basic and Diluted EPS

  Numerator:
  Net loss                                      $(9,634)            $(1,611)
                                                ===========================
  Denominator:
  Common shares outstanding-basic                10,223               9,429

  Dilutive options                                  ---                 ---
                                                ---------------------------
  Common shares outstanding-diluted              10,223               9,429
                                                ===========================

                  Basic and Diluted EPS         $ (0.94)            $ (0.17)
                                                ===========================

Options to purchase 2,627,883 and 2,147,377 shares of common stock outstanding with weighted average exercise prices of $3.69 and $3.22 and warrants to purchase 165,000 and 236,550 shares of common stock outstanding with weighted average exercise prices of $3.99 and $4.88 for the three month periods ended March 31, 2000 and 1999, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

C.   Comprehensive Loss

The Company's comprehensive losses were as follows:

                                                 For the Three Months
                                                    Ended March 31,
(In thousands)                                   2000           1999
                                                 ----           ----
Net loss                                        $(9,634)      $(1,611)
Foreign currency translation adjustment             (99)          (49)
                                                ---------------------

      Total comprehensive loss                  $(9,733)      $(1,660)
                                                =====================

D.   New Accounting Standards

In March 2000, the Financial Accounting Standards Board released FASB Interpretation No. 44 ("FIN No. 44"), "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25." FIN 44 provides guidance for certain issues that arise in applying Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." The Company does not expect that the adoption of FIN No. 44 will have a significant impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A, which is effective no later than the quarter ending June 30, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB 101 in the second quarter of 2000 and is currently evaluating the effects it will have. The Company anticipates that the adoption of SAB 101 will not have a material effect on the Company's 2000 financial position and results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was originally effective for all fiscal year ends beginning after June 15, 1999. In June 1999, the FASB issued Statement 137, which delayed the effective date of Statement 133 by one year. Statement 133 will be effective for the Company's fiscal year beginning January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company is currently evaluating the effects of this change but anticipates that the adoption of SFAS 133 will not have a significant effect on the Company's financial position or results of operations in the near term.

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

Although the Company prepared full balance sheets for the Eurasian business unit, it reported to management only certain assets for the USLA and Multimedia segments. These segments were not considered capital-intensive and, thus, other balance sheet information was not considered meaningful on a segment basis.

Early in 1999, the Company announced a program to reposition and restructure the Company as an e-Business solutions provider and began making strategic and organizational changes toward that goal.

During the third quarter of 1999, management began a series of organizational changes designed to enable the Company to grow and deliver solutions to customers. One of these changes was to bring the Multimedia and USLA operating segments together under an executive vice president in order to closely align the sales organization and the solutions delivery resources. This newly created executive management position is responsible for managing and coordinating all field operations worldwide.

Because of this change in structure, the Company's executive management team now reviews and evaluates the results of the Company in terms of its two reportable operating segments: North America and International. Prior year information has been restated to reflect the change in structure.

Although the Company prepares full balance sheets for the International business unit, it reports only certain assets for the North America segment. This segment is not considered capital-intensive and, thus, other balance sheet information is not considered meaningful on a segment basis.

A summary of the segment financial information reported is as follows:

                                             NORTH                              CORPORATE AND
Three months ended March 31, 2000           AMERICA          INTERNATIONAL       ELIMINATIONS            TOTAL
                                          ----------------------------------------------------------------------
Revenues from unaffiliated customers      $   1,829          $       1,150      $          -            $ 2,979
Operating loss                               (2,347)                  (603)           (6,714)            (9,664)

                                             NORTH                              CORPORATE AND
Three months ended March 31, 1999           AMERICA          INTERNATIONAL       ELIMINATIONS            TOTAL
                                          ----------------------------------------------------------------------
Revenues from unaffiliated customers      $   4,946          $       2,113      $          -            $ 7,059
Operating income (loss)                       1,789                    438            (4,200)            (1,973)

F.   Pending Litigation

A lawsuit has been filed against the Company by a former consultant, with allegations related to the value of compensation received and emotional distress. The Company's motion for summary judgment was allowed in part and a trial has not yet been scheduled.

The Company denies these charges and is vigorously defending them. At this time, it is not possible to estimate the likelihood of damages related to these charges.

The Company is engaged in a dispute with a customer arising from an agreement to develop a product. The Company believes that the customer's claim would not be supported in litigation and the parties are negotiating a compromise that is expected to be satisfactory to both. However, if the dispute cannot be satisfactorily resolved, it could have a material adverse effect on the Company.

The Company has recently been named in a suit brought by the former employer of several of the Company's senior managers, which alleges a number of claims arising primarily out of the alleged breach of the employees' obligations to the former employer. The Company strongly denies the claims and intends to defend itself vigorously, as do the individual employees. However, any adverse ruling against the Company or any of the employees could have a material adverse effect on the Company.

G.   Restructuring and Special Items

As described above, during 1999 the Company announced a program to reposition and restructure as an e-Business solutions provider and began making strategic and organizational changes toward that goal. During the first quarter of 2000 headcount was reduced from 209 at December 31, 1999 to 171 at March 31, 2000, aligning current skills and staffing to the new business model. These reductions included 42 involuntary terminations, primarily in the field sales and product engineering groups, which resulted in a charge of $0.8 million for severance and related outplacement and medical benefit costs. Approximately $0.4 million of these charges had not been paid as of March 31, 2000 and will be paid out through May of 2001. The Company anticipates that there will be further headcount reductions in the second quarter of 2000, although they will be less significant.

The Company also recorded a non-cash charge in the amount of $2.8 million in the first quarter representing the effect of modifications for changes in stock options related to terminating employees and a director.

The Company periodically reviews and evaluates the recoverability of its long-term assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's assessment of impairment considers the future cash flows that are expected to be realized from the assets. Because of the Company's shift from a product licensing-oriented business model to one emphasizing e-Business services, it was determined that goodwill related to the acquisition of Sovereign Hill Software, Inc. in December of 1998 should be amortized over 3 years rather than the 5 year life that had previously been estimated. As of January 1, 2000, the Company began amortizing the $2.6 million of goodwill that was on the balance sheet at December 31, 1999 prospectively over the remaining period. The Company, therefore, recorded goodwill amortization amounting to $323,000 in the first quarter of 2000, compared with $162,000 recorded in the first quarter of 1999.

The Company also determined that, because of this change in focus, capitalized software costs of $1.9 million on the balance sheet at December 31, 1999 should be amortized prospectively over one year as opposed to the two-year life previously used. This resulted in amortization expense of $527,000 in the first quarter of 2000 as compared with $429,000 in the first quarter of 1999.

Dataware Technologies, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements concerning the Company's anticipated performance, including future revenues, costs and profits, or about the development of the Company's products or markets, made throughout this Form 10-Q, may be deemed forward-looking statements. Such statements are based on the current assumptions of the Company's management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described under "Gross Profit" and "Certain Factors That May Affect Future Results" below and in Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (which is incorporated herein by reference), that could cause actual results to differ materially from those described in the forward-looking statements.

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

The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries (primarily involving the Company's legacy products). In addition, the Company entered into agreements with IHS under which it provided software and multimedia services for use by IHS internally and in its publishing activities, and IHS provided software that the Company incorporated into certain of its products. IHS accounted for 7% of total revenues in the first quarter of 2000, compared with 27% in the first quarter of 1999. The final guaranteed payments under these agreements were made to the Company during the fourth quarter of 1999; revenues from IHS will, therefore, continue to be materially lower going forward.

RESULTS OF OPERATIONS

General

In 1999, the Company made several major changes to its business and operational models as it began its transition from a product licensing-oriented business model to one emphasizing e-Business services. During the first quarter of 2000, the Company aggressively continued this shift, reducing product sales activity rapidly in favor of large solutions engagements. At the same time, the Company reduced headcount by 18% and reorganized its remaining employees, moving the majority of individuals who had been engaged in component development activities into the solution delivery organization. These and other related changes had a significant negative impact on revenues as well as all classifications of expenses during the first quarter of 2000. Because of this, comparisons with prior periods are difficult to make at a detailed level and percentage changes from period to period are, in many cases, not meaningful.

Revenues

The Company's total revenues decreased 58% from $7.1 million in the first quarter of 1999 to $3.0 million in the first quarter of 2000. The decline in revenues was a direct result of the Company's accelerated shift from a product licensing-oriented business model to one emphasizing e-Business services.

Quarter over quarter, software license fees decreased 76% from $3.9 million to $0.9 million. Software license fees include revenues from systems and tools, applications and custom software products.

Revenues in the first quarter of 2000 and 1999 included $0.2 and $1.7 million, respectively, related to agreements with IHS. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the first quarter of 1999 included $0.8 million of such discounted payments accelerated from future periods. There were no such revenues in the first quarter of 2000, as all guaranteed payments under these agreements had been made as of December 31, 1999.

Service revenues decreased 35% from $3.1 million in the first quarter of 1999 to $2.0 million in the same period for 2000. Service revenues are primarily derived from interactive multimedia development, production services, software maintenance, web site hosting, custom software development and project management. The decrease in service revenues resulted because the Company is not yet fully utilizing its solutions delivery organization and from delays in finalizing statements of work for new solutions business. The services revenues for the first quarter of 2000 do not include revenues related to work begun on significant solutions engagements under preliminary arrangements that were pending final contract at March 31, 2000.

Software revenues decreased from 56% of total revenues in the first quarter of 1999 to 32% in the first quarter of 2000, and services revenues increased from 44% of total revenues in the first quarter of 1999 to 68% in the first quarter of 2000.

Cost of Revenues

Cost of revenues increased 47% from $2.9 million in the first quarter of 1999 to $4.3 million during the same period in 2000. As a percentage of revenues, total cost of revenues increased from 42% of total revenues for the three months ended March 31, 1999 to 144% for the three months ended March 31, 2000. The increase was in both the cost of services and software license fees as described below.

The cost of software licenses as a percentage of software license fees increased from 22% in the first quarter of 1999 to 59% during the first quarter of 2000. This increase was caused by the decline in software revenues while fixed costs such as amortization of capitalized software were accelerated due to the reduction of their estimated useful lives.

The cost of services as a percentage of service revenues increased from 66% for the first quarter of 1999 to 184% during the first quarter of 2000. The increase resulted primarily from the transfer of a significant portion of the Company's component development employees into the solution delivery organization in the first quarter of 2000 and the resulting underutilization of the solutions delivery group.

Gross Profit

Total gross profit was $4.1 million or 58% of total revenues for the first quarter of 1999 compared to a negative gross profit of ($1.3 million), or (44%) of total revenues for the first quarter of 2000. Quarter to quarter, software margins decreased from 78% in 1999 to 41% in 2000 and services margins decreased from 34% in 1999 to (84%) in 2000.

Gross margins may improve in the long run if the Company attains additional improvements in service margins. However, there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. In particular, the Company's increasing emphasis on providing solutions in the knowledge management field, rather than licensing software, will involve an increasing proportion of lower margin services. Other factors include: the inherent risks and costs of providing a unique solution for each customer, including uncertainty of customer acceptance; increased employment costs stemming from the high level of competition for qualified personnel in the e-commerce and software industries; and the Company's reliance on third parties for supply of certain product components. In addition, the Company expects to see further voluntary and involuntary employee turnover, with attendant costs, as the transition to an e-Business solutions provider is completed.

Sales and Marketing Expenses

Sales and marketing expenses decreased 33% from $2.9 million during the first quarter of 1999 to $1.9 million during the same period in 2000. This decrease was caused by a reduction in the number of sales employees and spending on marketing programs. Sales and marketing expenses increased as a percentage of revenues from 41% to 64% on a quarter-to-quarter basis due to the decline in revenues and spending.

Product Development Expenses

Product development expenses, which exclude capitalized software costs, decreased 87% from $2.0 million in the first quarter of 1999 to $0.3 million in the first quarter of 2000. The decrease is due to the

Company's transition to a solutions model from a product-based model and the redeployment of a significant portion of product development employees to the solutions delivery group at the beginning of 2000.

The Company capitalized software development costs in the amount of $575,000 in the first quarter of 1999. There were no software development costs capitalizable in accordance with Financial Accounting Standard No. 86 in the first quarter of 2000.

Product development expenses as a percentage of total revenues decreased from 29% for the three months ended March 31, 1999 to 9% for the three months ended March 31, 2000.

General and Administrative Expenses

General and administrative expenses were $1.2 million in the first quarter of 1999 and $2.5 million in the first quarter of 2000. This increase was caused by: additional headcount in the human resources and internal systems areas; an increase in goodwill amortization; and credits recorded in the first quarter of 1999. General and administrative expenses as a percent of total revenues were 17% and 84% for the quarters ended March 31, 1999 and 2000, respectively.

Our full-time employee headcount at March 31 was 171, compared with 209 at December 31, 1999.

Restructuring and Special Items

As described above, during 1999 the Company announced a program to reposition and restructure as an e-Business solutions provider and began making strategic and organizational changes toward that goal. During the first quarter of 2000 headcount was reduced from 209 at December 31, 1999 to 171 at March 31, 2000, aligning current skills and staffing to the new business model. These reductions included 42 involuntary terminations, primarily in the field sales and product engineering groups, which resulted in a charge of $0.8 million for severance and related outplacement and medical benefit costs. Approximately $0.4 million of these charges had not been paid as of March 31, 2000 and will be paid out through May of 2001. The Company anticipates that there will be further headcount reductions in the second quarter of 2000, although they will be less significant. However, the Company is actively recruiting individuals with skills that complement the new business model and does not expect long-term cost savings from the reductions in headcount.

The Company also recorded a non-cash charge in the amount of $2.8 million as a result of modifications made to pre-existing awards held by former officers and employees of the Company.

The Company periodically reviews and evaluates the recoverability of its long-term assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's assessment of impairment considers the future cash flows that are expected to be realized from the assets. Because of the Company's shift from a product licensing-oriented business model to one emphasizing e-Business services, it was determined that goodwill related to the acquisition of Sovereign Hill Software, Inc. in December of 1998 should be amortized over 3 years rather than the estimated 5 year life that had previously been used. As of January 1, 2000, the Company began amortizing the $2.6 million of goodwill that was on the balance sheet at December 31, 1999 prospectively over a 2-year period. The Company, therefore, recorded goodwill amortization amounting to $323,000 in the first quarter of 2000, compared with $162,000 recorded in the first quarter of 1999.

The Company also determined that, because of this change in focus, capitalized software costs of $1.9 million on the balance sheet at December 31, 1999 should be amortized prospectively over one year as opposed to the two-year life previously used. This resulted in amortization expense of $527,000 in the first quarter of 2000 as compared with $429,000 in the first quarter of 1999.

Other Income (Expense), Net

During the first quarter of 2000, the Company reported approximately $84,000 in net interest income as compared with approximately $405,000 in the first quarter of 1999. The interest income earned during the first quarter of 1999 included interest collected on a secured note receivable. For the three months ended March 31, 2000, the Company recorded $54,000 in net other expense compared with $43,000 during the same period in 1999 (mostly foreign exchange losses on intercompany balances).

Provision for Income Taxes

The Company did not record a provision for income taxes for the quarters ended March 31, 2000 or 1999, because of the losses incurred during those periods and the substantial net operating loss carryforward from prior periods. At March 31, 2000, the Company had a net operating loss carryforward of approximately $26.9 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had cash and cash equivalents of $6.0 million and working capital of $0.8 million. Operating activities used $3.4 million of the Company's cash during the first three months of 2000. Days sales outstanding increased from 50 days at December 31, 1999, to 126 days at March 31, 2000.

The Company's investing activities used cash of $0.5 million during the first three months of 2000, consisting of additions to property and equipment.

The Company's financing activities provided cash of $0.7 million during the first three months of 2000, which consisted of proceeds from the issuance of common stock under the Company's Equity Incentive and Employee Stock Purchase Plans and warrant agreements with third parties offset against amounts paid down on short-term borrowings.

The Company has a line of credit with a financial institution under which it can borrow up to $3 million, assuming that covenants related to certain assets and tangible net worth are met. At December 31, 1999 the Company had borrowed $1.4 million under this line of credit, which was paid in full in January 2000. The Company was not in compliance with the covenants at March 31, 2000 and had not drawn on this line of credit as of that date. The Company expects to renegotiate the line of credit to reduce the covenant restrictions to a level that management believes will provide access to the minimum level of capital required to support operations.

The Company believes that its cash and cash equivalents are not sufficient to meet its liquidity needs through fiscal year 2000. The Company may not be able to negotiate an acceptable line of credit and, even if it does, this resource alone may not support the more aggressive expansion it desires. The Company, therefore, intends to raise additional capital through a private placement or public offering of securities and/or obtaining additional debt financing from a bank during 2000 and is considering various alternatives. The Company has made no decisions on the amount of external funding that it will seek to raise, or the type of securities that might be offered, or on any other terms of any possible financing.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward looking statements in this Form 10-Q are subject to significant risks and uncertainties, including but not limited to the important factors described below that could cause actual results to differ materially from those described in the forward-looking statements:

The Company's e-Business solutions model involves an extensive personnel reorganization, as well as new sales and marketing strategies that it may not be able to implement successfully. Some of the risks associated with the revised approach include that: the Company may not effectively complete the necessary reorganization of its personnel; it may not be able to develop appropriate new distribution channels capable of delivering these offerings economically and on time; and as it phases out older product lines, it may not be able to replace those revenues with revenues from newer offerings.

In recent years the Company has had significant operating losses, and it expects losses to continue at least for the next few quarters, and possibly longer. The Company expects its operating expenses and capital expenditures to continue to increase as its completes the transition to an e-Business solutions provider. The Company cannot be certain that it will become profitable after it fully implements the e-Business solutions model. There are a number of important factors that could adversely affect profitability, resulting in higher than anticipated costs and/or lower than anticipated revenues including: the impact of significant fixed costs while sales cycles lengthen due to the move from selling software products to providing solutions; the inherent risks and costs of providing a unique solution for each customer, including uncertainty of customer acceptance; increased employment costs and turnover stemming from the high level of competition for qualified personnel in the e-commerce and software industries; and reliance on third parties for supply of certain product components.

If the Company's revenue does not increase as expected or operating expenditures exceed projections, the Company's business, prospects, financial condition and results of operations could be adversely affected. Even if the Company raises additional capital, it may not be able to expand or may have to cut back operations. If the Company cannot increase revenues or suffers additional liquidity problems, it may be required to cut back operations to extend its resources. In general, factors such as the following may cause liquidity problems in the future: unanticipated changes in business conditions or delays in market acceptance of new solutions; expansion of operations or research and development activities; development of new distribution channels; competitive and technological developments; and future acquisitions of businesses and/or product rights.

Other factors, including those described in Exhibit 99.1 to Dataware's 1999 Form 10-K and in its other filings with the Securities and Exchange Commission also could cause future results to differ materially from those depicted in forward-looking statements made in this Form 10-Q or elsewhere by the Company and its officers.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in response to
Item 7A of the Company's 1999 annual report on Form 10-K.

PART II. OTHER INFORMATION

Item 2. Changes in Securities
        ---------------------

        (1) In January 2000, the Company issued a total of 100,000 shares of its common stock to Advest, Inc. and Wharton Capital, Inc. for gross proceeds of $525,000 upon exercise of warrants granted to Advest, Inc. and Wharton Capital, Inc. in connection with a private placement the Company undertook in 1997. This issuance was exempt from registration under Section 4(2) of the Securities Act based on the nonpublic nature of the transaction and the qualifications of the investors.

        (2) In February 2000, the Company issued a total of 48,824 shares of its common stock to Imperial Bank in a net exercise transaction related to warrants granted to Imperial Bank in connection with the establishment of an overadvance facility for a line of credit agreement with Imperial bank in 1997. This issuance was exempt from registration under Section 4(2) of the Securities Act based on the nonpublic nature of the transaction and the qualifications of the investor.


Item 6. Exhibits and Reports Filed on Form 8-K

(a)  Exhibits. See exhibit list on page 17.

                          DATAWARE TECHNOLOGIES, INC.
                                   SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      DATAWARE TECHNOLOGIES, INC.
                                            (Registrant)


Date: May 12, 2000              By:   /s/ Michael Gonnerman
                                      ---------------------
                                      Michael Gonnerman
                                      Vice President, Chief Financial Officer,
                                      Treasurer
                                      (Principal Financial and Principal
                                      Accounting Officer)

                                 Exhibit Index

     27.1  Financial Data Schedule.

     99.1 Important Factors Regarding Future Results. Filed as Exhibit 99.1 to Dataware's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.