Form 10-Q
period 2000-06-30
DATAWARE TECHNOLOGIES INC
filed 2000-08-03
CIK 875942

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


       For the quarter ended June 30, 2000      Commission File Number 0-21860

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

         Yes  X                             No
             ---                               ---

     Number of shares outstanding of the issuer's classes of common stock as of July 31, 2000:

                Class                            Number of Shares Outstanding
   --------------------------------------        ----------------------------
   Common Stock, par value $.01 per share                10,623,363

                           DATAWARE TECHNOLOGIES, INC.



                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         June 30, 2000 and December 31, 1999                                 3

         Condensed Consolidated Statements of Operations for the Three
         and Six Months Ended June 30, 2000 and 1999                         4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999                             5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                              16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits and Reports Filed on Form 8-K                             16

SIGNATURE                                                                   17

EXHIBIT INDEX                                                               18

                          Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                           Dataware Technologies, Inc.
                      Condensed Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                          June 30,   December 31,
                                                                            2000         1999
                                                                          --------    ---------
                                                                        (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                          $  1,315    $  9,361
       Accounts receivable, less allowance for doubtful
             accounts of $768 and $803 at June 30, 2000
             and December 31, 1999, respectively                             4,509       5,292
       Prepaid expenses and other current assets                               828         862
                                                                          --------    --------
             Total current assets                                            6,652      15,515

Property and equipment, net                                                  3,182       3,092
Computer software costs, net                                                   907       1,927
Investment in Northern Light                                                   256         256
Goodwill, net                                                                1,938       2,584
                                                                          --------    --------

             Total assets                                                 $ 12,935    $ 23,374
                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                                              $     --    $  1,350
       Accounts payable                                                      1,288       1,499
       Other accrued expenses                                                1,588       2,094
       Accrued compensation                                                  1,511       1,355
       Income taxes payable                                                    199         232
       Deferred revenue                                                      4,664       4,069
                                                                          --------    --------
             Total current liabilities                                       9,250      10,599
                                                                          --------    --------

Commitments and contingencies (Note F)                                          --          --

Stockholders' equity:
       Preferred stock, $.01 par value, 8,000,000 shares authorized;
             none issued and outstanding                                        --          --
       Common stock, $.01 par value, 30,000,000 shares authorized;
             10,535,127 shares issued and 10,279,127 shares outstanding at June 30, 2000; 10,006,273 shares issued and 9,932,273
             shares outstanding at December 31, 1999                           105         100
       Additional paid-in capital                                           51,718      49,184
       Accumulated deficit                                                 (47,243)    (35,555)
       Unearned compensation                                                  (412)       (469)
       Accumulated other comprehensive loss                                   (225)       (227)
       Treasury stock, 74,000 shares at cost                                  (258)       (258)
                                                                          --------    --------

             Total stockholders' equity                                      3,685      12,775
                                                                          --------    --------

             Total liabilities and stockholders' equity                   $ 12,935    $ 23,374
                                                                          ========    ========



                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           Dataware Technologies, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)

                                                                   Three months ended      Six months ended
                                                                        June 30,                 June 30,
                                                                    2000        1999        2000        1999
                                                                  --------    --------    --------    --------
Revenues:
      Software license fees                                       $  1,504    $  2,865    $  2,445    $  6,794
      Services                                                       3,502       3,139       5,540       6,269
                                                                  --------    --------    --------    --------

                        Total revenues                               5,006       6,004       7,985      13,063
                                                                  --------    --------    --------    --------

Cost of revenues:
      Software license fees                                            512         795       1,070       1,659
      Services                                                       3,606       2,438       7,349       4,507
                                                                  --------    --------    --------    --------

                        Total cost of revenues                       4,118       3,233       8,419       6,166
                                                                  --------    --------    --------    --------

Gross profit                                                           888       2,771        (434)      6,897
                                                                  --------    --------    --------    --------

Operating expenses:
      Sales and marketing                                            1,610       3,522       3,528       6,385
      Product development                                              414       1,739         689       3,777
      General and administrative                                     3,219       1,885       5,722       3,083
      Restructuring and special items                                  225          --       1,035          --
      Restructuring and special items - noncash                     (2,528)         --         308          --
                                                                  --------    --------    --------    --------

                        Total operating expenses                     2,940       7,146      11,282      13,245
                                                                  --------    --------    --------    --------

Loss from operations                                                (2,052)     (4,375)    (11,716)     (6,348)

Interest income (expense), net                                        (139)         73         (55)        478
Gain on Investment in Northern Light, LLC                               --       5,056          --       5,056
Other income, net                                                      137          61          83          18
                                                                  --------    --------    --------    --------

Income (loss) before income taxes                                   (2,054)        815     (11,688)       (796)

Provision for income taxes                                              --          13          --          13
                                                                  --------    --------    --------    --------

Net income (loss)                                                 $ (2,054)   $    802    $(11,688)   $   (809)
                                                                  ========    ========    ========    ========

Net income (loss) per common share -- basic                       $  (0.20)   $   0.08    $  (1.13)   $  (0.09)
                                                                  ========    ========    ========    ========

Net income (loss) per common share -- diluted                     $  (0.20)   $   0.08    $  (1.13)   $  (0.09)
                                                                  ========    ========    ========    ========

Weighted average number of common shares outstanding -- basic       10,456       9,501      10,339       9,465
                                                                  ========    ========    ========    ========

Weighted average number of common shares outstanding -- diluted     10,456       9,565      10,339       9,465
                                                                  ========    ========    ========    ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           Dataware Technologies, Inc.
                 Condensed Consolidated Statements of Cash Flows
                            (in thousands, unaudited)

                                                                           Six months ended June 30,
                                                                              2000        1999
                                                                            --------    --------
Cash flows used in operating activities:
Net loss                                                                    $(11,688)   $   (809)
Adjustments to reconcile net loss to net cash
        used in operating activities:
       Depreciation and amortization                                           2,356       2,521
       Provision for doubtful accounts                                           198         184
       Gain on Investment in Northern Light                                       --      (5,056)
       Gain on foreign currency transactions                                     (40)        (44)
       Noncash stock option compensation                                         251          --
       Stock options issued to consultants, partners and bank                    158         116
       Stock options issued at below fair market value                            57          --

       Changes in operating assets and liabilities:
             Accounts receivable                                                 997        (926)
             Prepaid expenses and other current assets                             4         154
             Accounts payable                                                   (242)       (859)
             Accrued expenses and compensation                                  (319)       (864)
             Accrued acquisition costs                                            --        (140)
             Income taxes payable                                                (16)        (77)
             Deferred revenue                                                    139       1,645
                                                                            --------    --------

                    Net cash used in operating activities                     (8,145)     (4,155)
                                                                            --------    --------

Cash flows provided by (used in) investing activities:
       Additions to property and equipment                                      (807)       (812)
       Proceeds from Investment in Northern Light, net of costs incurred          --       5,312
       Acquisition of third party software license                                --        (130)
       Additions to capitalized software costs                                    --        (801)
                                                                            --------    --------

                    Net cash provided by (used in) investing activities         (807)      3,569
                                                                            --------    --------

Cash flows provided by financing activities:

       Paydown of short-term borrowings                                       (1,350)         --
       Proceeds from issuance of common stock  and exercise of
          stock options and warrants                                           2,129         204
                                                                            --------    --------

                    Net cash provided by financing activities                    779         204
                                                                            --------    --------

Effect of exchange rate changes on cash and cash equivalents                     127          42
                                                                            --------    --------

Net change in cash and cash equivalents                                       (8,046)       (340)
Cash and cash equivalents at beginning of period                               9,361      12,468
                                                                            --------    --------

Cash and cash equivalents at end of period                                  $  1,315    $ 12,128
                                                                            ========    ========


Supplemental disclosure of non-cash operating and financing transactions:
       Waiver of escrow shares transferred from accrued liabilities to
         additional paid-in capital                                         $     --    $    200
                                                                            ========    ========


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           DATAWARE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

A.   Basis of Presentation

These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the financial statements and footnotes included therein. The interim financial data as of June 30, 2000 and for the six months ended June 30, 2000 and June 30, 1999 is unaudited; however, in the opinion of the Company's management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

B.   Net Income (Loss) per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Condensed Consolidated Statements of Operations:

                                                 For the Three Months   For the Six Months
                                                   Ended June 30,         Ended June 30,
(In thousands, except per share data)             2000       1999       2000        1999
Basic and Diluted EPS
       Numerator:
       Net income (loss)                       $ (2,054)   $    802   $(11,688)   $   (809)
                                               ===========================================

       Denominator:
       Common shares outstanding-basic           10,456       9,501     10,339       9,465

       Dilutive options                              --          64         --          --
       Dilutive warrants                             --          --         --          --
                                               -------------------------------------------
       Common shares outstanding-diluted         10,456       9,565     10,339       9,465
                                               ===========================================

                       Basic and Diluted EPS   $  (0.20)   $   0.08   $  (1.13)   $  (0.09)
                                               ===========================================

Options to purchase 2,677,227 and 3,520,845 shares of common stock outstanding with weighted average exercise prices of $2.53 and $4.30 as of the three month periods ended June 30, 1999 and 2000, respectively, and 1,995,461 and 3,520,845 shares of common stock outstanding with weighted average exercise prices of $3.04 and $4.30 as of the six month periods ended June 30, 1999 and 2000, respectively, were excluded from the calculation of diluted net income (loss) per share as the effect of their inclusion would have been anti-dilutive.

Warrants to purchase 336,550 shares of common stock outstanding with weighted average exercise prices of $3.83 as of the three and six month periods ended June 30, 1999 and 222,653 shares of common stock outstanding with weighted average exercise prices of $3.85 as of the three and six month periods ended June 30, 2000 were also excluded from the calculation of diluted net income
(loss) per share as the effect of their inclusion would have been anti-dilutive.

C.   Comprehensive Loss

The Company's comprehensive losses were as follows:

                                             For the Three Months  For the Six Months
                                               Ended June 30,        Ended June 30,
(In thousands)                                   2000    1999       2000       1999

Net income (loss)                              $(2,054)   $802    $(11,688)   $(809)
Foreign currency translation adjustment           (101)    (19)          2      (68)
                                               -------    -------------------------

        Total comprehensive income (loss)      $(2,155)   $783    $(11,686)   $(877)
                                               =======    =========================


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") as amended by SAB 101A and SAB 101B, which is effective no later than the quarter ending December 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company is currently evaluating the effects of this change but anticipates that the adoption of SAB 101 will not have a material effect on the Company's 2000 financial position and results of operations.

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

E.   Segment Information

On December 31, 1998 the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules established revised standards for public companies relating to the reporting of financial information about operating segments.

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

Early in 1999, the Company announced a program to reposition and restructure the Company as an e-Business solutions provider and began making strategic and organizational changes toward that goal. During the third quarter of 1999, management began a series of organizational changes designed to enable the Company to grow and deliver solutions to customers. One of these changes was to bring the Multimedia and USLA operating segments together under an executive vice president in order to closely align the sales organization and the solutions delivery resources. This executive management position is responsible for managing and coordinating all field operations worldwide.

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

A summary of the segment financial information reported is as follows:

                                      NORTH                         CORPORATE AND
Six months ended June 30, 2000       AMERICA      INTERNATIONAL       ELIMINATIONS      TOTAL
                                    -----------------------------------------------------------
Revenues from unaffiliated
  customers                          $ 4,491             $ 3,494      $    --         $  7,985
Operating loss                        (3,209)             (1,033)       (7,474)        (11,716)
Total assets                           3,244               2,566         7,125          12,935

                                      NORTH                         CORPORATE AND
Six months ended June 30, 1999       AMERICA      INTERNATIONAL       ELIMINATIONS      TOTAL
                                    -----------------------------------------------------------
Revenues from unaffiliated
  customers                           $8,903              $4,160       $   --         $ 13,063
Operating income (loss)                2,001                 790        (9,139)        (6,348)
Total assets                           1,571               4,878        21,321         27,770


F.   Pending Litigation

A lawsuit has been filed against the Company by a former consultant, with allegations related to the value of compensation received and emotional distress. The Company's motion for summary judgment was allowed in part and a trial has commenced. The Company denies these charges and is vigorously defending them. At this time, it is not possible to estimate the likelihood of damages related to these charges.

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

G.   Restructuring

As described above, during 1999 the Company announced a program to reposition and restructure as an e-Business solutions provider and began making strategic and organizational changes toward that goal. Headcount was reduced from 209 at December 31, 1999 to 171 at March 31, 2000. During the second quarter of 2000, headcount increased to 183, consisting of key hires, partially offset by additional reductions that further aligned skills and staffing to the new business model. The reductions included 42 and 12 involuntary terminations in the quarters ended March 31, 2000 and June 30, 2000, respectively, primarily in the field sales and product engineering groups. These terminations resulted in a charge of $0.8 million and $0.2 million for severance and related outplacement and medical benefit costs in the quarters ended March 31, 2000 and June 30, 2000, respectively. Approximately $0.3 million of these charges had not been paid as of June 30, 2000 and will be paid through May of 2001.

The Company also recorded a non-cash charge in the amount of $2.8 million in the first quarter of 2000, representing the effect of modifications for changes in stock options related to terminating employees and a director. During the second quarter, the Company recorded a net non-cash credit in the amount of $2.5 million for the effects of variable accounting for these options as well as a small amount for additional option modifications related to second quarter terminations. Variable accounting will not be applied to these options going forward as the terms of the agreements were fixed during the second quarter of 2000.


H.   Special Items

The Company periodically reviews and evaluates the recoverability of its long-term assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's assessment of impairment considers the future cash flows that are expected to be realized from the assets. Because of the Company's shift from a product licensing-oriented business model to one emphasizing e-Business services, it was determined that goodwill related to the acquisition of Sovereign Hill Software, Inc. in December of 1998 should be amortized over 3 years rather than the 5 year life that had previously been estimated. As of January 1, 2000, the Company began amortizing the $2.6 million of goodwill that was on the balance sheet at December 31, 1999 prospectively over the remaining period. The Company, therefore, recorded goodwill amortization amounting to $323,000 in the first and second quarters of 2000, resulting in a charge of $646,000 for the six months ended June 30, 2000, and compared with $162,000 recorded in the first and second quarters of 1999 and $324,000 for the six months ended June 30, 1999.

The Company also determined that, because of this change in focus, capitalized software costs of $1.9 million on the balance sheet at December 31, 1999 should be amortized prospectively over one year as opposed to the two-year life previously used. This resulted in amortization expense of $493,000 and $1.0 million in the three and six-month periods ended June 30, 2000, respectively, as compared with $765,000 and $1.1 million in the three and six-month periods ended June 30, 1999.

Dataware Technologies, Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements concerning the Company's anticipated performance, including future revenues, costs and profits, or about the development of the Company's products or markets, made throughout this Form 10-Q, may be deemed forward-looking statements. Such statements are based on the current assumptions of the Company's management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described under "Gross Profit," "Liquidity and Capital Resources" and "Certain Factors That May Affect Future Results" below and in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (which is incorporated herein by reference), that could cause actual results to differ materially from those described in the forward-looking statements.

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

The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries (primarily involving the Company's legacy products). In addition, the Company entered into agreements with IHS under which it provided software and multimedia services for use by IHS internally and in its publishing activities, and IHS provided software that the Company incorporated into certain of its products. IHS accounted for 4% of total revenues in the second quarter of 2000 compared with 23% during the second quarter of 1999. IHS accounted for 5% of total revenues for the first six months of 2000, compared with 25% in the first six months of 1999. The final guaranteed payments under these agreements were made to the Company during the fourth quarter of 1999; revenues from IHS will, therefore, continue to be materially lower going forward.

RESULTS OF OPERATIONS

General
In 1999, the Company made several major changes to its business and operational models as it began its transition from a product licensing-oriented business model to one emphasizing e-Business services. During the first half of 2000, the Company aggressively continued this shift, reducing product sales activity in favor of large solutions engagements. At the same time, the Company reduced headcount in the product engineering and field sales groups, made some key management hires and reorganized its remaining employees, moving the majority of individuals who had been engaged in component development activities into the solutions delivery organization. The Company also increased headcount in the solutions delivery group, resulting in a net 12% reduction in headcount during the first half of 2000. These and other related changes had a significant impact on revenues as well as all classifications of expenses during the first half of 2000. Because of this, comparisons with prior periods are difficult to make at a detailed level and percentage changes from period to period are, in many cases, not meaningful.

Revenues
The Company's total revenues decreased 17% from $6.0 million in the second quarter of 1999 to $5.0 million in the second quarter of 2000. The Company's total revenues decreased 39% from $13.1 million in the first half of 1999 to $8.0 million in the first half of 2000. The decline in revenues was a direct result of the Company's accelerated shift from a product licensing-oriented business model to one emphasizing e-Business services.

Quarter over quarter, software license fees decreased 48% from $2.9 million to $1.5 million. Software license fees include revenues from source code licenses, systems and tools, applications and custom software products. For the first six months of 2000, software licenses decreased 64% from $6.8 million to $2.4 million at June 30, 1999 and 2000, respectively.

Revenues in the second quarter of 2000 and 1999 included $0.2 and $1.4 million, respectively, related to agreements with IHS. For the six months ended June 30, 2000 and 1999, these revenues included $0.4 and $3.2 million, respectively. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the second quarter and first six months of 1999 included $0.7 and $1.5 million of such discounted payments accelerated from future periods. There were no such revenues in the first half of 2000, as all guaranteed payments under these agreements had been made as of December 31, 1999.

Service revenues increased 12% from $3.1 million in the second quarter of 1999 to $3.5 million in the same period for 2000. Service revenues decreased 12% from $6.3 million in the first half of 1999 to $5.5 million in the same period for 2000. Service revenues are primarily derived from interactive multimedia development, production services, software maintenance, web site hosting, custom software development and project management. The year to date decrease in service revenues resulted because the Company is not yet fully utilizing its solutions delivery organization. However, the increase quarter to quarter shows improvement in the Company's utilization rates. Additionally, the services revenues for the second quarter of 2000 do not include approximately $1.0 million in revenues related to additional work completed on a significant solutions engagement that the Company is accounting for on a cash basis due to collection uncertainties.

Software revenues decreased from 48% of total revenues in the second quarter of 1999 to 30% in the second quarter of 2000, and services revenues increased from 52% of total revenues in the second quarter of 1999 to 70% in the second quarter of 2000. Software revenues decreased from 52% of total revenues in the first half of 1999 to 31% in the same period in 2000, and services revenues increased from 48% of total revenues in the first half of 1999 to 69% in the first half of 2000.

Cost of Revenues
Cost of revenues increased 27% from $3.2 million in the second quarter of 1999 to $4.1 million during the same period in 2000. Cost of revenues increased 37% from $6.2 million in the first six months of 1999 to $8.4 million in the first six months of 2000. As a percentage of revenues, total cost of revenues increased from 54% of total revenues for the three months ended June 30, 1999 to 82% for the three months ended June 30, 2000 and from 47% to 105% for the six months ended June 30, 1999 and 2000, respectively. The increase was in both the cost of services and software license fees as described below.

The cost of software licenses as a percentage of software license fees increased from 28% in the second quarter of 1999 to 34% during the second quarter of 2000 and from 24% in the first half of 1999 to 44% in the first half of 2000. The increase was caused by the decline in software revenues while fixed costs such as amortization of capitalized software were accelerated due to the reduction of their estimated useful lives.

The cost of services as a percentage of service revenues increased from 78% for the second quarter of 1999 to 103% during the second quarter of 2000 and from 72% to 133% for the first half of 1999 and 2000, respectively. The increase resulted primarily from the transfer of a significant portion of the Company's component development employees into the solutions delivery organization in the first half of 2000 and the resulting underutilization of the solutions delivery group.

Gross Profit
Total gross profit was $2.8 million or 46% of total revenues for the second quarter of 1999 compared to a gross profit of $0.9 million, or 18% of total revenues for the second quarter of 2000. For the first six months of 1999, total gross profit amounted to $6.9 million as compared with a negative gross profit of $0.4 million for the same period in 2000, representing 53% and (5%), respectively. Quarter to quarter, software margins decreased from 72% in 1999 to 66% in 2000 and services margins decreased from 22% in 1999 to (3%) in 2000. On a year-to-year basis, software margins decreased from 76% to 56% and services margins decreased from 28% to (33%) in 1999 and 2000, respectively.

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

Sales and Marketing Expenses
Sales and marketing expenses decreased 54%, from $3.5 million to $1.6 million, during the second quarters of 1999 and 2000, respectively, and 45%, from $6.4 million to $3.5 million, during the first six months of 1999 and 2000. This decrease was caused by a reduction in the number of sales employees and spending on marketing programs. Sales and marketing expenses increased as a percentage of revenues from 59% to 32% on a quarter-to-quarter basis and from 49% to 44% on a year-to-year basis due to the decline in revenues and spending.

Product Development Expenses
Product development expenses, which exclude capitalized software costs, decreased 76% from $1.7 million in the second quarter of 1999 to $0.4 million in the second quarter of 2000, and decreased 82% from $3.8 million during the first six months of 1999 to $0.7 million during the same period in 2000. The decrease is due to the Company's transition to a solutions model from a product-based model and the redeployment of a significant portion of product development employees to the solutions delivery group at the beginning of 2000.

The Company capitalized software development costs in the amount of $0.4 million in the second quarter and $0.8 million in the first six months of 1999. There were no software development costs capitalizable in accordance with Financial Accounting Standard No. 86 in the first half of 2000.

Product development expenses as a percentage of total revenues decreased from 29% for the three months ended June 30, 1999 to 8% for the three months ended June 30, 2000 and from 29% to 9% for the six months ended June 30, 1999 and 2000, respectively.

General and Administrative Expenses
General and administrative expenses were $1.9 million in the second quarter of 1999 and $3.2 million in the second quarter of 2000, and $3.1 million in the first half of 1999 as compared with $5.7 million in the first half of 2000. This increase was caused by: additional headcount in key management positions worldwide as well as the human resources and internal systems areas; an increase in goodwill amortization; and credits recorded in the first half of 1999. General and administrative expenses as a percent of total revenues were 31% and 64% for the quarters ended June 30, 1999 and 2000, respectively, and 24% and 72% for the comparative six-month periods.

The Company's full-time employee headcount at June 30, 2000 was 183, compared with 209 at December 31, 1999.

Restructuring and Special Items

As described above, during 1999 the Company announced a program to reposition and restructure as an e-Business solutions provider and began making strategic and organizational changes toward that goal. Headcount was reduced from 209 at December 31, 1999 to 171 at March 31, 2000. During the second quarter, headcount increased to 183, consisting of key hires, partially offset by additional reductions that further aligned skills and staffing to the new business model. The reductions included 42 and 12 involuntary terminations in the quarters ended March 31, 2000 and June 30, 2000, primarily in the field sales and product engineering groups. These terminations resulted in a charge of $0.8 million and $0.2 million for severance and related outplacement and medical benefit costs in the quarters ended March 31, 2000 and June 30, 2000, respectively. Approximately $0.3 million of these charges had not been paid as of June 30, 2000 and will be paid through May of 2001.

The Company also recorded a non-cash charge in the amount of $2.8 million in the first quarter of 2000, representing the effect of modifications for changes in stock options related to terminating employees and a director. During the second quarter, the Company recorded a net non-cash credit in the amount of $2.5 million for the effects of variable accounting for these options as well as a small amount for additional option modifications related to second quarter terminations. Variable accounting will not be applied to these options going forward as the terms of the agreements were fixed during the second quarter of 2000.

The Company periodically reviews and evaluates the recoverability of its long-term assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's assessment of impairment considers the future cash flows that are expected to be realized from the assets. Because of the Company's shift from a product licensing-oriented business model to one emphasizing e-Business services, it was determined that goodwill related to the acquisition of Sovereign Hill Software, Inc. in December of 1998 should be amortized over 3 years rather than the 5 year life that had previously been estimated. As of January 1, 2000, the Company began amortizing the $2.6 million of goodwill that was on the balance sheet at December 31, 1999 prospectively over the remaining period. The Company, therefore, recorded goodwill amortization amounting to $323,000 in the first and second quarters of 2000, resulting in a charge of $646,000 for the six months ended June 30, 2000, and compared with $162,000 recorded in the first and second quarters of 1999 and $324,000 for the six months ended June 30, 1999.

The Company also determined that, because of this change in focus, capitalized software costs of $1.9 million on the balance sheet at December 31, 1999 should be amortized prospectively over one year as opposed to the two-year life previously used. This resulted in amortization expense of $493,000 and $1.0 million in the three and six-month periods ended June 30, 2000, respectively as compared with $765,000 and $1.1 million in the three and six-month periods ended June 30, 1999.

Other Income (Expense), Net
During the second quarter of 2000, the Company reported approximately $139,000 in net interest expense as compared with approximately $73,000 of net interest income in the second quarter of 1999. During the first six months of 2000, the Company recorded $55,000 in net interest expense as compared with $478,000 in net interest income during the same period in 1999. The interest income earned during the first half of 1999 included interest collected on a secured note receivable. For the three months ended June 30, 2000, the Company recorded $137,000 in net other income compared with $61,000 during the same period in 1999. For the first half of 2000, the Company recorded approximately $83,000 in net other income compared with $18,000 in the first half of 1999 (mostly foreign exchange gains on intercompany balances).

Provision for Income Taxes
The Company did not record a provision for income taxes for the three or six-month periods ended June 30, 2000, respectively. In the second quarter of 1999, the company recorded a $13,000 provision for income taxes related to a foreign subsidiary. At June 30, 2000, the Company had a net operating loss carryforward of approximately $26.9 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash and cash equivalents of $1.3 million and negative working capital of $2.6 million. Operating activities used $8.1 million of the Company's cash during the first six months of 2000. Days sales outstanding decreased from 74 days at December 31, 1999, to 70 days at June 30, 2000.

The Company's investing activities used cash of $0.8 million during the first half of 2000, consisting of additions to property and equipment.

The Company's financing activities provided cash of $0.8 million during the first six months of 2000, which consisted of proceeds from the issuance of common stock under the Company's Equity Incentive and Employee Stock Purchase Plans and warrant agreements with third parties offset against amounts paid down on short-term borrowings.

The Company has a line of credit with a financial institution under which it can borrow up to $3 million, assuming that covenants related to certain assets and tangible net worth are met. At December 31, 1999 the Company had borrowed $1.4 million under this line of credit, which was paid in full in January 2000. The Company renegotiated the line of credit during the second quarter to reduce certain covenant restrictions to a level that management believes will provide access to the minimum level of capital required to support operations. The Company may borrow up to $2 million under the new line of credit; this amount will increase to $3 million in December of 2000 provided that the Company demonstrates full compliance with all terms and conditions of the loan agreement. However, the Company was not in compliance with the covenants at June 30, 2000 and had not drawn on this line of credit as of that date.

The Company believes that its cash and cash equivalents are not sufficient to meet its liquidity needs through fiscal year 2000. The Company's line of credit alone may not support the more aggressive expansion it desires. The Company, therefore, intends to raise additional capital through a private placement or public offering of securities and/or obtaining additional debt financing from a bank during 2000. In June 2000, the Company retained an investment banker and is currently discussing a potential equity financing arrangement with an identified capital source. The Company's working capital and other capital requirements may change because of unanticipated changes in business conditions or delays in market acceptance of new products. Other considerations such as further expansion of operations or research and development activities, competitive and technological developments, and possible future acquisitions of businesses and/or product rights may also affect the Company's capital requirements. There is no assurance that the Company will be able to raise sufficient debt or equity capital on terms that it considers acceptable, if at all. Accordingly, there can be no assurance that the Company may not experience significant liquidity problems as a result or because of adverse market conditions or other unfavorable events. In addition to or as an alternative to raising capital, the Company may be required to cut back operations to extend its resources.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Forward looking statements in this Form 10-Q are subject to significant risks and uncertainties, including but not limited to the important factors described below that could cause actual results to differ materially from those described in the forward-looking statements:

The Company's e-Business solutions model involves an extensive personnel reorganization, as well as new sales and marketing strategies that it may not be able to implement successfully. Some of the risks associated with the revised approach include that: the Company may not effectively complete the necessary reorganization of its personnel; it may not be able to hire sufficient qualified personnel to deliver the level of business it is anticipating; it may not finalize pending customer agreements on which it has begun work; it may not be able to develop appropriate new distribution channels capable of delivering these offerings economically and on time; and as it phases out older product lines, it may not be able to replace those revenues with revenues from newer offerings.

In recent years the Company has had significant operating losses, and it expects losses to continue at least for the next few quarters, and possibly longer. The Company expects its operating expenses and capital expenditures to continue to increase as it completes the transition to an e-Business solutions provider. The Company cannot be certain that it will become profitable after it fully implements the e-Business solutions model. There are a number of important factors that could adversely affect profitability, resulting in higher than anticipated costs and/or lower than anticipated revenues including: the impact of significant fixed costs while sales cycles lengthen due to the move from selling software products to providing solutions; the inherent risks and costs of providing a unique solution for each customer, including uncertainty of customer acceptance; increased employment costs and turnover stemming from the high level of competition for qualified personnel in the e-commerce and software industries; customers may be less able to buy the Company's services due to reduced support from the capital markets; and reliance on third parties for supply of certain product components.

If the Company's revenue does not increase as expected or operating expenditures exceed projections, the Company's business, prospects, financial condition and results of operations could be adversely affected. The company may not secure additional financing when required, and even if the Company raises additional capital, it may not be able to expand or may have to cut back operations. If the Company cannot increase revenues or suffers additional liquidity problems, it may be required to cut back operations to extend its resources. In general, factors such as the following may cause liquidity problems in the future: unanticipated changes in business conditions or delays in market acceptance of new solutions; expansion of operations or research and development activities; development of new distribution channels; competitive and technological developments; and future acquisitions of businesses and/or product rights.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

On May 19, 2000, the Company issued seven-year warrants to purchase a total of 57,653 shares of Common Stock at $3.47 per share to Silicon Valley Bank in connection with the renegotiation of the Company's line of credit. The issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 based on the nonpublic nature of the transaction and the qualifications of the investor.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders on April 13, 2000, the Company's stockholders voted as follows:

To reelect David Mahoney to the Board of Directors for a three-year term.

Total Vote For                               9,065,505
Total Vote Against                             103,226
Total Abstentions                               14,619

To amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 14,000,000 to 30,000,000.

Total Vote For the Proposal                  8,478,316
Total Vote Against the Proposal                684,862
Total Abstentions                               20,172

To amend the Company's Equity Incentive Plan to increase the number of shares of common stock available for issuance by 2,000,000.

Total Vote For the Proposal                  2,968,850
Total Vote Against the Proposal                896,169
Total Abstentions                               25,257
Broker Non-votes                             5,293,074

To amend the Company's 1993 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance by 500,000.

Total Vote For the Proposal                  3,530,281
Total Vote Against the Proposal                338,750
Total Abstentions                               21,245
Broker Non-votes                             5,293,074

Item 6. Exhibits and Reports Filed on Form 8-K

(a)    Exhibits.  See exhibit list on page 18.

                           DATAWARE TECHNOLOGIES, INC.
                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       DATAWARE TECHNOLOGIES, INC.
                                               (Registrant)


Date: August 3, 2000                   By: /s/ Michael Gonnerman
                                           -------------------------------------
                                           Michael Gonnerman
                                           Vice President, Chief Financial
                                           Officer, Treasurer
                                           (Principal Financial and Principal
                                            Accounting Officer)

                                  Exhibit Index


4.1 Warrant Agreement between the Registrant and Silicon Valley Bank dated as of June 9, 2000.

10.1  Equity Incentive Plan, as amended through April 13, 2000.

10.3 Amendment dated April 18, 2000 to Severance Agreement between the Registrant and Jeffrey O. Nyweide dated February 24, 2000.

10.4 Amendment dated April 14, 2000 to Severance Agreement between the Registrant and Kurt Mueller dated December 31, 1998.

27.1  Financial Data Schedule.

99.1 Important Factors Regarding Future Results. Filed as Exhibit 99.1 to Dataware's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.