Form 10-Q/A
period 2000-06-30
DATAWARE TECHNOLOGIES INC
filed 2000-08-11
CIK 875942

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

                               EXPLANATORY NOTE

        This amendment to the Company's Quarterly Report on Form 10-Q/A for the period ended June 30, 2000 replaces the Condensed Consolidated Balance Sheets in order to correct an error in the number of shares outstanding, (ii) updates a disclosure relating to pending litigation appearing in the first paragraph of Note F to the Consolidated Financial Statements, and (iii) re-files Exhibit 4.1 to correct a reference to an individual as a director of the Company.


                          DATAWARE TECHNOLOGIES, INC.



                                     INDEX


                                                                    PAGE NUMBER
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

                        Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                          Dataware Technologies, Inc.
                     Condensed Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                   June 30,             December 31,
                                                                                    2000                    1999
                                                                              ----------------        ---------------
                                                                                 (unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                                 $  1,315                 $  9,361
       Accounts receivable, less allowance for doubtful
             accounts of $768 and $803 at June 30, 2000
             and December 31, 1999, respectively                                    4,509                    5,292
       Prepaid expenses and other current assets                                      828                      862
                                                                                 --------                 --------
             Total current assets                                                   6,652                   15,515

Property and equipment, net                                                         3,182                    3,092
Computer software costs, net                                                          907                    1,927
Investment in Northern Light                                                          256                      256
Goodwill, net                                                                       1,938                    2,584
                                                                                 --------                 --------

             Total assets                                                        $ 12,935                 $ 23,374
                                                                                 ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Short-term borrowings                                                     $     --                 $  1,350
       Accounts payable                                                             1,288                    1,499
       Other accrued expenses                                                       1,588                    2,094
       Accrued compensation                                                         1,511                    1,355
       Income taxes payable                                                           199                      232
       Deferred revenue                                                             4,664                    4,069
                                                                                 --------                 --------
             Total current liabilities                                              9,250                   10,599
                                                                                 --------                 --------

Commitments and contingencies (Note F)                                                 --                       --

Stockholders' equity:
       Preferred stock, $.01 par value, 8,000,000 shares authorized;
             none issued and outstanding                                               --                       --
       Common stock, $.01 par value, 30,000,000 shares authorized;
             10,535,127 shares issued and 10,461,127 shares outstanding at
             June 30, 2000; 10,006,273 shares issued and 9,932,273 shares
             outstanding at December 31, 1999                                         105                      100
       Additional paid-in capital                                                  51,718                   49,184
       Accumulated deficit                                                        (47,243)                 (35,555)
       Unearned compensation                                                         (412)                    (469)
       Accumulated other comprehensive loss                                          (225)                    (227)
       Treasury stock, 74,000 shares at cost                                         (258)                    (258)
                                                                                 --------                 --------

             Total stockholders' equity                                             3,685                   12,775
                                                                                 --------                 --------

             Total liabilities and stockholders' equity                          $ 12,935                 $ 23,374
                                                                                 ========                 ========

The accompanying notes are an integral part of the consolidated financial statements

                          Dataware Technologies, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                      Three months ended              Six months ended
                                                                             June 30,                     June 30,
                                                                       2000         1999              2000         1999
                                                                     --------      -------          --------     -------
Revenues:
      Software license fees                                          $  1,504      $ 2,865          $  2,445     $ 6,794
      Services                                                          3,502        3,139             5,540       6,269
                                                                     --------      -------          --------     -------

                        Total revenues                                  5,006        6,004             7,985      13,063
                                                                     --------      -------          --------     -------

Cost of revenues:
      Software license fees                                               512          795             1,070       1,659
      Services                                                          3,606        2,438             7,349       4,507
                                                                     --------      -------          --------     -------

                        Total cost of revenues                          4,118        3,233             8,419       6,166
                                                                     --------      -------          --------     -------

Gross profit                                                              888        2,771              (434)      6,897
                                                                     --------      -------          --------     -------

Operating expenses:
      Sales and marketing                                               1,610        3,522             3,528       6,385
      Product development                                                 414        1,739               689       3,777
      General and administrative                                        3,219        1,885             5,722       3,083
      Restructuring and special items                                     225           --             1,035          --
      Restructuring and special items - noncash                        (2,528)          --               308          --
                                                                     --------      -------          --------     -------

                        Total operating expenses                        2,940        7,146            11,28       13,245
                                                                     --------      -------          --------     -------

Loss from operations                                                   (2,052)      (4,375)          (11,716)     (6,348)

Interest income (expense), net                                           (139)          73               (55)        478
Gain on Investment in Northern Light, LLC                                  --        5,056               ---       5,056
Other income, net                                                         137           61                83          18
                                                                     --------      -------          --------     -------

Income (loss) before income taxes                                      (2,054)         815           (11,688)       (796)

Provision for income taxes                                                 --           13                --          13
                                                                     --------      -------          --------     -------

Net income (loss)                                                    $ (2,054)     $   802          $(11,688)    $  (809)
                                                                     ========      =======          ========     =======

Net income (loss) per common share -- basic                          $  (0.20)     $  0.08          $  (1.13)    $ (0.09)
                                                                     ========      =======          ========     =======

Net income (loss) per common share -- diluted                        $  (0.20)     $  0.08          $  (1.13)    $ (0.09)
                                                                     ========      =======          ========     =======

Weighted average number of common shares outstanding -- basic          10,456        9,501            10,339       9,465
                                                                     ========      =======          ========     =======

Weighted average number of common shares outstanding -- diluted        10,456        9,565            10,339       9,465
                                                                     ========      =======          ========     =======

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

B.    Net Income (Loss) per Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Condensed Consolidated Statements of Operations:

                                For the Three                For the Six
                            Months Ended June 30,       Months Ended June 30,
                             2000        1999              2000      1999
                            ---------------------       ---------------------
(In thousands, except
per share data)

Basic and Diluted EPS
     NUMERATOR:
     Net income (loss) .....  $(2,054)   $  802           $(11,688)   $ (809)
                              =======    ======           ========    ======

     DENOMINATOR:
     Common shares
       outstanding-basic ...   10,456     9,501             10,339     9,465

     Dilutive options.......       --        64                 --        --
     Dilutive warrants......       --        --                 --        --
                              -------    ------           --------    ------
     Common shares
       outstanding-diluted..   10,456     9,565             10,339     9,465
                              =======    ======           ========    ======
            Basic and
              Diluted EPS...  $ (0.20)   $ 0.08           $  (1.13)   $(0.09)
                              =======    ======           ========    ======

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

C.    Comprehensive Loss

The Company's comprehensive losses were as follows:

                                For the Three                For the Six
                            Months Ended June 30,       Months Ended June 30,
                             2000        1999              2000      1999
                            ---------------------       ---------------------
(In thousands)

Net income (loss) .........   $(2,054)    $ 802           $(11,688)    $(809)
Foreign currency
  translation adjustment...      (101)      (19)                 2       (68)
                              -------     -----           --------     -----
     Total comprehensive
       income (loss).......   $(2,155)    $ 783           $(11,686)    $(877)
                              =======     =====           ========     =====

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

A summary of the segment financial information reported is as follows:

                                                NORTH                    CORPORATE AND
SIX MONTHS ENDED JUNE 30, 2000                 AMERICA   INTERNATIONAL   ELIMINATIONS      TOTAL
                                           --------------------------------------------------------
Revenues from unaffiliated customers.....      $ 4,491       $ 3,494        $    --        $  7,985
Operating loss...........................       (3,209)       (1,033)        (7,474)        (11,716)
Total assets.............................        3,244         2,566          7,125          12,935

                                                NORTH                    CORPORATE AND
SIX MONTHS ENDED JUNE 30, 1999                 AMERICA   INTERNATIONAL   ELIMINATIONS      TOTAL
                                           --------------------------------------------------------
Revenues from unaffiliated customers.....       $8,903        $4,160        $    --         $13,063
Operating income (loss)..................        2,001           790         (9,139)         (6,348)
Total assets.............................        1,571         4,878         21,321          27,770

F.    Pending Litigation

A lawsuit was filed against the Company by a former consultant, with allegations related to the value of compensation received and emotional distress. After a trial, a jury found in favor of the Company on all counts.

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




                                                DATAWARE TECHNOLOGIES, INC.
                                                        (Registrant)


Date: August 11, 2000                   By:     /s/ Michael Gonnerman
                                               --------------------------------
                                                Michael Gonnerman
                                                Vice President, Chief Financial
                                                Officer, Treasurer (Principal
                                                Financial and Principal
                                                Accounting Officer)

                                 Exhibit Index

4.1 Warrant Agreement between the Registrant and Silicon Valley Bank dated as of June 9, 2000. Filed herewith.

10.1    Equity Incentive Plan, as amended through April 13, 2000. Filed as
        Exhibit 10.1 to Dataware's Quarterly Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.


10.3 Amendment dated April 18, 2000 to Severance Agreement between the Registrant and Jeffrey O. Nyweide dated February 24, 2000. Filed as
        Exhibit 10.3 to Dataware's Quarterly Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.


10.4 Amendment dated April 14, 2000 to Severance Agreement between the Registrant and Kurt Mueller dated December 31, 1998. Filed as Exhibit
        10.4 to Dataware's Quarterly Report on Form 10-Q for the period ended June 30, 2000, and incorporated herein by reference.

27.1    Financial Data Schedule. (previously filed)


99.1 Important Factors Regarding Future Results. Filed as Exhibit 99.1 to Dataware's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.