Form 10-Q
period 2000-09-30
LEADINGSIDE INC
filed 2000-11-14
CIK 875942

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


   For the quarter ended September 30, 2000     Commission File Number 0-21860

                               LEADINGSIDE, INC.
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

         Yes  X                             No
            -------                           ____

     Number of shares outstanding of the issuer's classes of common stock as of October 31, 2000:

                     Class                       Number of Shares Outstanding
     --------------------------------------      ----------------------------
     Common Stock, par value $.01 per share               10,944,338

                               LEADINGSIDE, INC.

                                     INDEX

                                                                                 PAGE NUMBER
                                                                                 -----------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999                                    3

          Consolidated Statements of Operations for the Three
          and Nine Months Ended September 30, 2000 and 1999                           4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2000 and 1999                               5

          Notes to Consolidated Financial Statements                                  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 17

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                                      18

Item 5.   Other Information                                                          18

Item 6.   Exhibits and Reports Filed on Form 8-K                                     18

SIGNATURE                                                                            19

EXHIBIT INDEX                                                                        20

                        Part I.  FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               LeadingSide, Inc.
                         Consolidated  Balance Sheets
                       (in thousands, except share data)

                                                                                                September 30,     December 31,
                                                                                                   2000              1999
                                                                                              -------------      ------------
ASSETS                                                                                         (unaudited)
Current assets:
      Cash and cash equivalents                                                              $        1,314     $       9,361
      Accounts receivable, less allowance for doubtful
          accounts of $647 and $803 at September 30, 2000
          and December 31, 1999, respectively                                                         4,293             5,292
      Prepaid expenses and other current assets                                                         828               862
                                                                                              -------------      ------------
          Total current assets                                                                        6,435            15,515

Property and equipment, net                                                                           3,248             3,092
Computer software costs, net                                                                            442             1,927
Investment in Northern Light                                                                            256               256
Goodwill, net                                                                                         1,615             2,584
                                                                                              -------------      ------------

          Total assets                                                                       $       11,996     $      23,374
                                                                                              =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings                                                                  $          ---     $       1,350
      Accounts payable                                                                                2,884             1,499
      Accrued compensation                                                                              897             1,355
      Other accrued expenses                                                                          1,374             2,094
      Income taxes payable                                                                              248               232
      Deferred revenue                                                                                2,659             4,069
                                                                                              -------------      ------------
          Total current liabilities                                                                   8,062            10,599
                                                                                              -------------      ------------

Commitments and contingencies (Note F)                                                                  ---               ---

Stockholders' equity:
      Preferred stock, $.01 par value, 8,000,000 shares authorized; 350 shares issed and outstanding at September 30, 2000; no shares issued and
          outstanding at December 31, 1999                                                              ---               ---
      Common stock, $.01 par value, 30,000,000 shares authorized;
          10,893,138 shares issued and 10,819,138 shares outstanding at
          September 30, 2000; 10,006,273 shares issued and 9,932,273 shares outstanding
          at December 31, 1999                                                                          109               100
      Additional paid-in capital                                                                     55,888            49,184
      Accumulated deficit                                                                           (51,274)          (35,555)
      Unearned compensation                                                                            (383)             (469)
      Accumulated comprehensive loss                                                                   (148)             (227)
      Treasury stock, 74,000 shares at cost                                                            (258)             (258)
                                                                                              -------------      ------------

          Total stockholders' equity                                                                  3,934            12,775
                                                                                              -------------      ------------

          Total liabilities and stockholders' equity                                         $       11,996     $      23,374
                                                                                              =============      ============

  The accompanying notes are an integral part of the consolidated financial statements

                               LeadingSide, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                     Three months ended                Nine months ended
                                                                         September 30,                    September 30,
                                                                    2000            1999              2000               1999
                                                                -----------     -----------       -----------        -----------
Revenues:
      Software license fees                                    $      1,373    $      4,122      $      3,818       $     10,916
      Services                                                        4,215           2,880             9,755              9,149
                                                                -----------     -----------       -----------        -----------

                        Total revenues                                5,588           7,002            13,573             20,065
                                                                -----------     -----------       -----------        -----------

Cost of revenues:
      Software license fees                                             483             839             1,553              2,498
      Services                                                        3,737           2,388            11,086              6,895
                                                                -----------     -----------       -----------        -----------

                        Total cost of revenues                        4,220           3,227            12,639              9,393
                                                                -----------     -----------       -----------        -----------

Gross profit                                                          1,368           3,775               934             10,672
                                                                -----------     -----------       -----------        -----------

Operating expenses:
      Sales and marketing                                             1,874           2,855             5,402              9,240
      Product development                                               424           1,690             1,113              5,467
      General and administrative                                      3,011           2,155             8,733              5,238
      Restructuring and special items                                   ---             ---             1,035                ---
      Restructuring and special items - noncash                         ---             ---               308                ---
                                                                -----------     -----------       -----------        -----------

                        Total operating expenses                      5,309           6,700            16,591             19,945

                                                                -----------     -----------       -----------        -----------
Loss from operations                                                 (3,941)         (2,925)          (15,657)            (9,273)

Interest income (expense), net                                           18              79               (37)               557
Gain on Investment in Northern Light                                    ---             ---               ---              5,056
Other income (expense), net                                            (109)            107               (26)               125

                                                                -----------     -----------       -----------        -----------
Loss before income taxes                                             (4,032)         (2,739)          (15,720)            (3,535)

Benefit from income taxes                                               ---            (373)              ---               (360)

                                                                -----------     -----------       -----------        -----------

Net loss                                                             (4,032)         (2,366)          (15,720)            (3,175)

Preferred stock beneficial conversion feature                        (1,382)            ---            (1,382)               ---
                                                                -----------     -----------       -----------        -----------

Net loss applicable to common shareholders                     $     (5,414)   $     (2,366)     $    (17,102)      $     (3,175)
                                                                ===========     ===========       ===========        ===========

Net loss per common share -- basic and diluted                 $      (0.51)   $      (0.25)     $      (1.64)      $      (0.33)
                                                                ===========     ===========       ===========        ===========

Weighted average number of common shares
      outstanding - basic and diluted                                10,636           9,536            10,438              9,489
                                                                ===========     ===========       ===========        ===========

  The accompanying notes are an integral part of the consolidated financial statements

                               LeadingSide, Inc.
                     Consolidated Statements of Cash Flows
                           (in thousands, unaudited)

                                                                                                    Nine months ended September 30,
                                                                                                        2000              1999
                                                                                                   -------------      ------------
Cash flows used in operating activities:
Net loss                                                                                          $      (15,720)    $      (3,175)
Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                                                        3,421             4,321
      Provision for doubtful accounts                                                                         96               235
      Gain on Investment in Northern Light                                                                   ---            (5,056)
      Gain on foreign currency transactions                                                                   10               (11)
      Noncash stock option compensation                                                                      251               ---
      Stock options issued to consultants, partners and bank                                                 158               116
      Stock options issued at below fair market value                                                         86               ---

      Changes in operating assets and liabilities:
          Accounts receivable                                                                                852            (1,698)
          Prepaid expenses and other current assets                                                           (1)              198
          Accounts payable                                                                                 1,460              (768)
          Accrued expenses and compensation                                                               (1,166)             (307)
          Accrued acquisition costs                                                                          ---              (401)
          Income taxes payable                                                                                20              (468)
          Deferred revenue                                                                                (1,471)            1,332
                                                                                                   -------------      ------------

               Net cash used in operating activities                                                     (12,004)           (5,682)
                                                                                                   -------------      ------------

Cash flows provided by (used in) investing activities:
      Additions to property and equipment                                                                 (1,172)           (1,142)
      Proceeds from Investment in Northern Light, net of costs incurred                                      ---             5,312
      Acquisition of third party software license                                                            ---              (130)
      Additions to capitalized software costs                                                                ---            (1,122)
                                                                                                   -------------      ------------

               Net cash provided by (used in) investing activities                                        (1,172)            2,918
                                                                                                   -------------      ------------

Cash flows provided by financing activities:

      Paydown of short-term borrowings                                                                    (1,350)              ---
      Proceeds from issuance of convertible preferred stock                                                3,130               ---
      Proceeds from issuance of common stock  and exercise of
         stock options and warrants                                                                        3,175               276
                                                                                                   -------------      ------------

               Net cash provided by financing activities                                                   4,955               276
                                                                                                   -------------      ------------

Effect of exchange rate changes on cash and cash equivalents                                                 174                 6
                                                                                                   -------------      ------------

Net change in cash and cash equivalents                                                                   (8,047)           (2,482)
Cash and cash equivalents at beginning of period                                                           9,361            12,468
                                                                                                   -------------      ------------

Cash and cash equivalents at end of period                                                        $        1,314     $       9,986
                                                                                                   =============      ============


Supplemental disclosure of non-cash operating and financing transactions:
      Waiver of escrow shares transferred from accrued liabilities to additional paid-in capital  $          ---     $         200
                                                                                                   =============      ============
      Beneficial conversion feature of convertible preferred stock                                $        1,382     $         ---
                                                                                                   =============      ============


  The accompanying notes are an integral part of the consolidated financial statements

                               LEADINGSIDE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

A.   Basis of Presentation

The accompanying consolidated financial statements of LeadingSide, Inc. (formerly Dataware Technologies, Inc.) (the "Company") have been prepared in accordance with generally accepted accounting principles for interim information and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and the financial statements and footnotes included therein. The interim financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and September 30, 1999 is unaudited; however, in the opinion of the Company's management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The year-end balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The Company recognized $20,065,000 and $13,573,000 in revenues during the nine months ended September 30, 1999 and 2000, respectively. The decrease in revenues is a direct result of major changes that the Company made to its business and operating models beginning in 1999, transitioning from a product licensing oriented business to one emphasizing e-Business services. The Company has suffered recurring losses from operations, has negative recurring cash flow from operations, and had an accumulated deficit of $51,274,000 at September 30, 2000, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company requires additional cash to fund operations. At September 30, 2000, the Company had $1,314,000 in cash and cash equivalents. During the third quarter of 2000, a financing of convertible preferred stock (Note K) in the amount of $3,130,000 was completed. The Company expects to generate revenues from operations during the next twelve months. However, it believes that cash generated from existing and future customers, existing cash and cash equivalents and other sources of operating capital may not be sufficient to fund operations through fiscal year 2000. The Company, therefore, is continuing to attempt to raise additional capital through the sale of securities, the sale of its legacy software products business, and/or obtaining additional debt financing from a bank.

B.   Net Loss per Common Share

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown in the Consolidated Statements of Operations:

                                          For the Three Months Ended September 30,    For the Nine Months Ended September 30,
(In thousands, except per share data)             2000                 1999                 2000               1999
                                                  ----                 ----                 ----               ----
Basic and Diluted EPS
       Numerator:
       Net loss                                  $ (4,032)           $ (2,366)            $ (15,720)         $ (3,175)
       Preferred stock conversion feature          (1,382)                ---                (1,382)              ---
                                          -----------------------------------------------------------------------------------
       Net loss applicable to

             common stockholders                  $ (5,414)          $ (2,366)        $ (17,102)         $ (3,175)
                                           ==================================================================================
       Denominator:
       Common shares outstanding-basic               10,636             9,536            10,438             9,489

       Dilutive options                                  --                --                --                --
       Dilutive warrants                                 --                --                --                --
                                           ----------------------------------------------------------------------------------
       Common shares outstanding-diluted            10,636              9,536             10,438            9,489
                                           ==================================================================================
                      Basic and Diluted EPS       $  (0.51)          $ (0.25)          $  (1.64)         $  (0.33)
                                           ==================================================================================

Options to purchase 3,456,616 and 2,912,725 shares of common stock outstanding with weighted average exercise prices of $4.32 and $2.22 as of the three month periods ended September 30, 2000 and 1999, respectively, and 3,456,616 and 2,201,036 shares of common stock outstanding with weighted average exercise prices of $4.32 and $2.68 as of the nine month periods ended September 30, 2000 and 1999, respectively, were excluded from the calculation of diluted net loss per common share as the effect of their inclusion would have been anti-dilutive.

Warrants to purchase 336,550 shares of common stock outstanding with a weighted average exercise price of $3.83 as of the three and nine month periods ended September 30, 1999 and 585,153 shares of common stock outstanding with a weighted average exercise price of $4.375 as of the three and nine month periods ended September 30, 2000 were also excluded from the calculation of diluted net loss per common share as the effect of their inclusion would have been anti-dilutive.

C.       Comprehensive Loss

The Company's comprehensive losses were as follows:

                                                 For the Three Months Ended              For the Nine Months Ended
                                                        September 30,                          September 30,
(In thousands)                                      2000                1999              2000              1999
                                                    ----                ----              ----              ----
Net loss applicable to common stockholders        $ (5,414)           $ (2,366)        $ (17,102)         $ (3,175)
                                              ------------------  ----------------  -----------------  ----------------
Foreign currency translation adjustment                 77                  23                79               (45)
                                              ------------------  ----------------  -----------------  ----------------
       Total comprehensive loss                   $ (5,337)           $ (2,343)        $ (17,023)         $ (3,220)
                                              ==================  ================  =================  ================

D.   New Accounting Standards

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

E.   Segment Information

The Company is in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). There are two reportable operating segments: North America and International.

Although the Company prepares full balance sheets for the International business unit, it reports only certain assets for the North America segment. This segment is not considered capital-intensive and, thus, other balance sheet information is not considered meaningful on a segment basis.

A summary of the segment financial information reported is as follows:

                                          NORTH                           CORPORATE AND
Nine months ended September 30,          AMERICA      INTERNATIONAL        ELIMINATIONS           TOTAL
2000
                                        ----------------------------------------------------------------
Revenues from unaffiliated              $  8,315      $       5,258        $         -       $    13,573
customers
Operating loss                            (3,420)            (2,256)            (9,981)          (15,657)
Total assets                               2,296              3,763              5,937            11,996

                                          NORTH                           CORPORATE AND
Nine months ended September 30,          AMERICA      INTERNATIONAL        ELIMINATIONS           TOTAL

1999                                    ----------------------------------------------------------------
Revenues from unaffiliated customers    $ 13,748      $       6,317        $         -       $    20,065
Operating income (loss)                    5,177               (562)           (13,888)           (9,273)
Total assets                               2,563              5,221             17,426            25,210

F.   Pending Litigation

The Company was named in a suit brought by the former employer of several of the Company's senior managers, which alleges a number of claims arising primarily out of the alleged breach of the employees' obligations to the former employer. The Company strongly denies the claims and will defend itself vigorously if the matter is tried, as will the individual employees. To date, the plaintiff's motion for a preliminary injunction against LeadingSide, which was filed in the second quarter, has not been granted and the parties are engaged in settlement discussions. However, any adverse ruling against the Company or any of the employees could have a material adverse effect on the Company.

G.   Restructuring

As described above, during the first quarter of 1999 the Company announced a program to reposition and restructure as an e-Business solutions provider and began making strategic and organizational changes toward that goal. Headcount was reduced from 209 at December 31, 1999 to 171 at March 31, 2000. During the second quarter of 2000, headcount increased to 183, consisting of key hires, partially offset by additional reductions that further aligned skills and staffing to the new business model. Net headcount remained flat in the third quarter of 2000. The reductions included 42, 12 and 15 involuntary terminations in the quarters ended March 31, June 30 and September 30, 2000, respectively, primarily in the field sales and product engineering groups. These terminations resulted in a charge of $1.0 million for severance and related outplacement and medical benefit costs in the nine months ended September 30, 2000.

Approximately $0.2 million of these charges had not been paid as of September 30, 2000 and will be paid through May of 2001.

The Company also recorded a non-cash charge in the amount of $2.8 million in the first quarter of 2000, representing the effect of modifications for changes in stock options related to terminating employees and a director. During the second quarter of 2000, the Company recorded a net non-cash credit in the amount of $2.5 million for the effects of variable accounting for these options as well as a small amount for additional option modifications related to second quarter terminations. Variable accounting will not be applied to these options going forward as the terms of the agreements were fixed during the second quarter of 2000.

H.   Special Items

The Company periodically reviews and evaluates the recoverability of its long-term assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's assessment of impairment considers the future cash flows that are expected to be realized from the assets. Because of the Company's shift from a product licensing-oriented business model to one emphasizing e-Business services, it was determined that goodwill related to the acquisition of Sovereign Hill Software, Inc. in December of 1998 should be amortized over 3 years rather than the 5 year life that had previously been estimated. As of January 1, 2000, the Company began amortizing the $2.6 million of goodwill that was on the balance sheet at December 31, 1999 prospectively over the remaining period. The Company, therefore, recorded goodwill amortization amounting to $323,000 in each of the first three quarters of 2000, resulting in a charge of $969,000 for the nine months ended September 30, 2000, and compared with $162,000 recorded in each of the first three quarters of 1999 and $486,000 for the nine months ended September 30, 1999.

The Company also determined that, because of this change in focus, capitalized software costs of $1.9 million on the balance sheet at December 31, 1999 should be amortized prospectively over one year as opposed to the two-year life previously used. This resulted in amortization expense of $464,000 and $1.5 million in the three and nine-month periods ended September 30, 2000, respectively, as compared with $812,000 and $2.2 million in the three and nine-month periods ended September 30, 1999.

I.   Gain on Investment in Northern Light

During the second quarter of 1999, Northern Light Technology, developer of the world's first research engine, announced that it had completed a $35 million equity financing. Following this announcement, the Company sold one-half of its interest back to Northern Light for $4.1 million in cash. In addition, Northern Light repaid the Company for its $1.2 million promissory note held by the Company. These transactions resulted in a $5.1 million gain after adjusting for legal costs incurred and the investment in Northern Light that was carried on the Company's books. After these transactions, the Company retained an approximate 4% interest in Northern Light.

J.   Income Tax Benefit

The Company recorded a $373,000 income tax benefit in the three months ended September 30, 1999. The benefit represented the reversal of a reserve established in previous years for taxes on a foreign subsidiary that the Company now believes are not owed.

K. Sale of Common Stock, Series C Convertible Preferred Stock and Common Stock Warrants

On August 3, 2000, the Company issued a total of 162,305 shares of its common stock for net proceeds of $460,000.

In August 2000, the Company authorized a new class of 8% Convertible Preferred Stock ("Preferred Stock"), of which a total of 350 shares were issued with a stated value of $3.5 million for net proceeds of $3.1 million. The Preferred Stock is convertible, at any time at the option of the holder, into shares of the Company's common stock. Holders are entitled to receive cumulative dividends at the rate of 8% per annum of the stated value and are payable on the conversion date. In no circumstances may either the Company or any holder require redemption of any shares of Preferred Stock held by such holder without the other's consent.

The Preferred Stock contains a beneficial conversion feature that allows the holders to convert to common stock at a conversion price less than fair market value. Preferred Stock shares are convertible into common stock shares at the option of the holder at any time. The conversion price for each share of Preferred Stock is the lesser of $4.69518 or 95% of the average of the three lowest per share market values of the Company's common stock during the thirty consecutive trading day period immediately preceding the conversion date. Upon the occurrence of a Material Event, defined as failure of the Company's common stock to be suspended or listed for trading for a total of three days, failure to observe or perform any other material agreement, covenant or warranty, the above conversion price will be automatically adjusted downward by 10 percentage points from its then current discount (for example, to 85% for the first occurrence, and 75% for the second occurrence). Accordingly, a portion of the proceeds from the issuance of the preferred Stock equal to the value of this beneficial conversion feature of approximately $1.3 million has been recorded as a charge before net income attributable to common stockholders.

If a Material Event, as defined, occurs, the Company will be obligated to pay liquidated damages, as defined, to the holders of the Preferred Stock. The payment amount can not exceed 33% of the gross proceeds from the issuance of Preferred Stock. The Company does not have the right to call the Preferred Stock to prevent the payment of such liquidated damages. Accordingly, the Company may be obligated to pay liquidated damages up to approximately $1.1 million.

The Preferred Stock contains other features that may in certain circumstances limit the rights of holders of the Company's common stock. First, although the Company has never paid dividends on its common stock and does not foresee doing so, the Company may not pay dividends on the common stock as long as shares of the Preferred Stock are outstanding. Second, in the event of a liquidation of the Company, the holders of the Preferred Stock would be entitled to receive an amount equal to the stated value of the Preferred Stock before any payment may be made to the holders of common stock. In the event of a change in control, the holders of Preferred Stock will be entitled to convert shares into shares of stock and other securities, cash and property receivable held by holders of common stock following the merger, consolidation or sale. Also, the holders of Preferred Stock will be entitled to receive 150% of the amount of securities, cash and property as the holders of the number of shares of common stock into which such shares of Preferred Stock could have been converted immediately prior to such merger, consolidation or sale would have been entitled to receive.

In conjunction with the issuance of the preferred Stock, the Company also issued warrants to purchase a total of 362,500 shares of common stock at an exercise price equal to $4.69518 per share. The warrants vest immediately and expire five years from issuance.

On September 27, 2000, the Company issued a total of 106,631 shares of its common stock for net proceeds of $206,000.

The Company plans to use the proceeds of these investments to fund operations while it completes the final stages of its transition from a product to a solutions company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements concerning the Company's anticipated performance, including future revenues, costs, profits and liquidity, or about the development of the Company's products or markets, made throughout this Form 10-Q, may be deemed forward-looking statements. Such statements are based on the current assumptions of the Company's management, which are believed to be reasonable. However, they are subject to significant risks and uncertainties, including but not limited to the important factors described under "Gross Profit," "Liquidity and Capital Resources" and "Certain Factors That May Affect Future Results" below and in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (which is incorporated herein by reference), that could cause actual results to differ materially from those described in the forward-looking statements.

Change of Corporate Name

On October 3, 2000, the Company changed its name from Dataware Technologies, Inc. to LeadingSide, Inc. The new name emphasizes the significant changes made over the past year to the Company's business model, as further described in "Results of Operations" below.

RESULTS OF OPERATIONS

General

In 1999, the Company made several major changes to its business and operational models as it began its transition from a product licensing-oriented business model to one emphasizing e-Business services. During the first nine months of 2000, the Company aggressively continued this shift, reducing product sales activity in favor of large solutions engagements. At the same time, the Company reduced headcount in the product engineering and field sales groups, made some key management hires and reorganized its remaining employees, moving the majority of individuals who had been engaged in component development activities into the solutions delivery organization. The Company also increased headcount in the solutions delivery group, resulting in a net 12% reduction in headcount during the first nine months of 2000. These and other related changes had a significant impact on revenues as well as all classifications of expenses during the first nine months of 2000. Because of this, comparisons with prior periods are difficult to make at a detailed level and percentage changes from period to period are, in many cases, not meaningful.

The Company expects to continue to incur significant operating expenses to support its solution development and service opportunities. It is also expected that results of operations will vary significantly from quarter to quarter for the foreseeable future as the Company transitions towards an e-business service business model.

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

The Company also entered into a distribution agreement with IHS on September 30, 1997, under which IHS took over the software distribution activities formerly performed by the five divested foreign subsidiaries (primarily involving the Company's legacy products). In addition, the Company entered into agreements with IHS under which it provided software and multimedia services for use by IHS internally and in its publishing activities, and IHS provided software that the Company incorporated into certain of its products. IHS accounted for 3% of total revenues in the third quarter of 2000 compared with 20% during the third quarter of 1999. IHS also accounted for 3% of total revenues for the first nine months of 2000, compared with 23% in the first nine months of 1999. The final guaranteed payments under these agreements were made to the Company during the fourth quarter of 1999; revenues from IHS have, therefore, continued to be materially lower during 2000.

Revenues

The Company's total revenues decreased 20% from $7.0 million in the third quarter of 1999 to $5.6 million in the third quarter of 2000. The Company's total revenues decreased 32% from $20.1 million in the first nine months of 1999 to $13.6 million in the first nine months of 2000. These revenue numbers have changed since the Company issued its press release on October 12, 2000 as described in the paragraph below. The decline in revenues was a direct result of the Company's accelerated shift from a product licensing-oriented business model to one emphasizing e-Business services.

Quarter over quarter, software license fees decreased 67% from $4.1 million to $1.4 million. Software license fees include revenues from source code licenses, systems and tools, applications and custom software products. Year over year, software licenses decreased 65% from $10.9 million to $3.8 million. The Company continues to engage in efforts to sell its legacy software product business and is currently negotiating the terms of a sale with a prospective buyer. If a sale of this business is accomplished, software license fees would be eliminated in future periods.

Revenues in the third quarter of 2000 and 1999 included $0.2 and $1.2 million, respectively, related to agreements with IHS. For the nine months ended September 30, 2000 and 1999, these revenues included $0.6 and $4.7 million, respectively. As part of the ongoing relationship, the Company and IHS amended existing agreements during the third quarter of 1998 to provide for IHS to make guaranteed minimum payments called for by those agreements, at the discretion of the Company, on an accelerated, discounted basis. Software revenues in the third quarter and first nine months of 1999 included $0.8 and $2.3 million of such discounted payments accelerated from future periods. There were no such revenues in the first nine months of 2000, as all guaranteed payments under these agreements had been made as of December 31, 1999.

Service revenues increased 46% from $2.9 million in the third quarter of 1999 to $4.2 million in the same period for 2000. Service revenues increased 7% from $9.1 million in the first nine months of 1999 to $9.8 million in the same period for 2000. Service revenues are primarily derived from interactive multimedia development, production services, software maintenance, web site hosting, custom software development and project management. The year and quarter to date increases show improvement in the Company's utilization rates. If the sale of the legacy software product business referred to above is accomplished, maintenance revenues would be eliminated, but the Company expects that they would be replaced by revenues from solutions-related services.

Software revenues decreased from 59% of total revenues in the third quarter of 1999 to 25% in the third quarter of 2000, and services revenues increased from 41% of total revenues in the third quarter of 1999 to 75% in the third quarter of 2000. Software revenues decreased from 54% of total revenues in the first nine months of 1999 to 28% in the same period in 2000, and services revenues increased from 46% of total revenues in the first nine months of 1999 to 72% in the same period in 2000.

Change in Revenue for Third Quarter

The third quarter's revenues have been reduced by $0.4 million from the amount the Company publicly announced on October 12, 2000. The Company did not receive payment of that amount from a customer in connection with a solutions contract.

Cost of Revenues

Cost of revenues increased 31% from $3.2 million in the third quarter of 1999 to $4.2 million during the same period in 2000. Cost of revenues increased 35% from $9.4 million in the first nine months of 1999 to $12.6 million in the first nine months of 2000. As a percentage of revenues, total cost of revenues increased from 46% of total revenues for the three months ended September 30, 1999 to 76% for the three months ended September 30, 2000 and from 47% to 93% for the nine months ended September 30, 1999 and 2000, respectively. The increases were in both the cost of services and software license fees as described below.

The cost of software licenses as a percentage of software license fees increased from 20% in the third quarter of 1999 to 35% during the third quarter of 2000 and from 23% in the first nine months of 1999 to 41% in the same period in 2000. The increase was caused by the decline in software revenues while fixed costs such as amortization of capitalized software were accelerated due to the reduction of their estimated useful lives.

The cost of services as a percentage of service revenues increased from 83% for the third quarter of 1999 to 89% during the third quarter of 2000 and increased from 75% to 114% for the first nine months of 1999 and 2000, respectively. The increase year over year resulted primarily from the transfer of a significant portion of the Company's component development employees into the solutions delivery organization in the first half of 2000 and the resulting continuing underutilization of the solutions delivery group as they bring the solutions business up to speed.

Gross Profit

Total gross profit was $3.8 million or 54% of total revenues for the third quarter of 1999 compared to a gross profit of $1.4 million, or 24% of total revenues for the third quarter of 2000. For the first nine months of 1999, total gross profit amounted to $10.7 million as compared with a gross profit of $0.9 million for the same period in 2000, representing 53% and 7%, respectively. Quarter to quarter, software margins decreased from 80% in 1999 to 65% in 2000 and services margins decreased from 17% in 1999 to 11% in 2000. On a year-to-year basis, software margins decreased from 77% to 59% and services margins decreased from 25% to (14%) in 1999 and 2000, respectively.

Gross margins may improve in the long run if the Company attains additional improvements in service margins. However, there are a number of important factors that could adversely affect the Company's future gross margins, resulting in higher than anticipated costs and/or lower than anticipated revenues. These include the inherent risks and costs of providing a unique solution for each customer, including uncertainty of customer acceptance, the impact of employee underutilization if significant solutions business engagements take longer to materialize than anticipated, and increased employment costs stemming from the high level of competition for qualified personnel in the e-commerce and software industries.

Sales and Marketing Expenses

Sales and marketing expenses decreased 34%, from $2.9 million to $1.9 million, in the third quarters of 1999 and 2000, respectively, and 42%, from $9.2 million to $5.4 million, during the first nine months of 1999 and 2000. This decrease was caused by a reduction in the number of sales employees and spending on marketing programs. Sales and marketing expenses decreased as a percentage of revenues from 41% to 34% on a quarter-to-quarter basis and from 46% to 40% on a year-to-year basis due to the decline in spending.

Product Development Expenses

Product development expenses, which exclude capitalized software costs, decreased 75% from $1.7 million in the third quarter of 1999 to $0.4 million in the third quarter of 2000, and decreased 80% from $5.5 million during the first nine months of 1999 to $1.1 million during the same period in 2000. The decrease is due to the Company's transition to a solutions model from a product-based model and the redeployment of a significant portion of product development employees to the solutions delivery group at the beginning of 2000.

The Company capitalized software development costs in the amount of $0.3 million in the third quarter and $1.1 million in the first nine months of 1999. There were no software development costs capitalizable in accordance with Financial Accounting Standard No. 86 in the first nine months of 2000.

Product development expenses as a percentage of total revenues decreased from 24% for the three months ended September 30, 1999 to 8% for the three months ended September 30, 2000 and from 27% to 8% for the nine months ended September 30, 1999 and 2000, respectively.

General and Administrative Expenses

General and administrative expenses were $2.2 million in the third quarter of 1999 and $3.0 million in the third quarter of 2000, and $5.2 million in the first nine months of 1999 as compared with $8.7 million in the first nine months of 2000. This increase was caused by: additional headcount in key management positions worldwide as well as the human resources and internal systems areas; an increase in goodwill amortization; and credits recorded in the first nine months of 1999. General and administrative expenses as a percent of total revenues were 31% and 54% for the quarters ended September 30, 1999 and 2000, respectively, and 26% and 64% for the comparative nine-month periods.

The Company's full-time employee headcount at September 30, 2000 was 183, compared with 209 at December 31, 1999.

Restructuring and Special Items

As described above, during 1999 the Company announced a program to reposition and restructure as an e-Business solutions provider and began making strategic and organizational changes toward that goal. Headcount was reduced from 209 at December 31, 1999 to 171 at March 31, 2000. During the second quarter, headcount increased to 183, consisting of key hires, partially offset by additional reductions that further aligned skills and staffing to the new business model. Net headcount remained flat at 183 during the third quarter of 2000. The reductions included 42, 12 and 15 involuntary terminations in the quarters ended March 31, June 30 and September 30, 2000, primarily in the field sales and product engineering groups. These terminations resulted in a charge of $1.0 million for severance and related outplacement and medical benefit costs in the first nine months of 2000. Approximately $0.2 million of these charges had not been paid as of September 30, 2000 and will be paid through May of 2001.

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

The Company periodically reviews and evaluates the recoverability of its long-term assets when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company's assessment of impairment considers the future cash flows that are expected to be realized from the assets. Because of the Company's shift from a product licensing-oriented business model to one emphasizing e-Business services, it was determined that goodwill related to the acquisition of Sovereign Hill Software, Inc. in December of 1998 should be amortized over 3 years rather than the 5 year life that had previously been estimated. As of January 1, 2000, the Company began amortizing the $2.6 million of goodwill that was on the balance sheet at December 31, 1999 prospectively over the remaining period. The Company, therefore, recorded goodwill amortization amounting to $323,000 in each of the first three quarters of 2000, resulting in a charge of $969,000 for the nine months ended September 30, 2000, and compared with $162,000 recorded in each of the first three quarters of 1999 and $486,000 for the nine months ended September 30, 1999.

The Company also determined that, because of this change in focus, capitalized software costs of $1.9 million on the balance sheet at December 31, 1999 should be amortized prospectively over one year as opposed to the two-year life previously used. This resulted in amortization expense of $464,000 and $1.5 million in the three and nine-month periods ended September 30, 2000, respectively, as compared with $1.0 million and $2.2 million in the three and nine-month periods ended September 30, 1999.

Other Income (Expense), Net

During the third quarter of 2000, the Company reported approximately $18,000 in net interest income as compared with approximately $79,000 of net interest income in the third quarter of 1999. During the first nine months of 2000, the Company recorded $37,000 in net interest expense as compared with $557,000 in net interest income during the same period in 1999. The interest income earned during the first nine months of 1999 included interest collected on a secured note receivable. For the three months ended September 30, 2000, the Company recorded $109,000 in net other expense compared with $107,000 in net other income during the same period in 1999. For the first nine months of 2000, the Company recorded approximately $26,000 in net other expense compared with $125,000 of net other income in the first nine months of 1999 (mostly foreign exchange gains on intercompany balances).

Benefit (Provision) for Income Taxes

The Company did not record a provision for income taxes for the three or nine-month periods ended September 30, 2000, respectively. The Company recorded a $373,000 income tax benefit in the three months ended September 30, 1999. The benefit represented the reversal of a reserve established in previous years for taxes on a foreign subsidiary that the Company now believes are not owed.

At September 30, 2000, the Company had a net operating loss carryforward of approximately $26.9 million. Use of the Company's net operating loss carryforward is limited due to changes in ownership of the Company's stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred cumulative losses aggregating $51.3 million from its inception through September 30, 2000, and it is expected that additional operating losses will be incurred for the foreseeable future. During the first nine months of 2000, the Company's cash requirements were satisfied primarily from cash and cash equivalents as of December 31, 1999, proceeds from the sale of equity securities of $3.8 million in the third quarter, the collection from customers of outstanding receivables and proceeds received from stock option exercises. The Company believes that cash generated from existing and future customers, existing cash and cash equivalents and other sources of operating capital may not be sufficient to fund operations through fiscal year 2000. The Company, therefore, is continuing to attempt to raise additional capital through the sale of securities, the sale of its legacy software products business, and/or obtaining additional debt financing from a bank.

As of September 30, 2000, the Company had cash and cash equivalents of $1.3 million and negative working capital of $1.6 million. Operating activities used $12.0 million of the Company's cash during the first nine months of 2000. Days sales outstanding decreased from 74 days at December 31, 1999, to 71 days at September 30, 2000.

The Company's investing activities used cash of $1.2 million during the first nine months of 2000, consisting of additions to property and equipment.

The Company's financing activities provided cash of $5.0 million during the first nine months of 2000. This consisted of proceeds from the sale of the Company's common stock for a total of $0.7 million, the sale of 8% Series C Convertible Preferred Stock in the amount of $3.1 million, issuance of common stock under the Company's Equity Incentive and Employee Stock Purchase Plans and warrant agreements with third parties offset against amounts paid down on short-term borrowings. The sales of common and preferred stock are further described in Part II, Item 2 of this Form 10-Q.

At September 30, the Company had a line of credit with a financial institution under which it could borrow up to $3 million, assuming that covenants related to certain assets and tangible net worth were met. At December 31, 1999 the Company had borrowed $1.4 million under this line of credit, which was paid in full in January 2000. The Company renegotiated the line of credit during the second quarter of 2000 to reduce certain covenant restrictions to a level that management believed would provide access to the minimum level of capital required to support operations. The Company may borrow up to $2 million under the new line of credit; this amount will increase to $3 million in December of 2000 provided that the Company demonstrates full compliance with all terms and conditions of the loan agreement. However, the Company was not in compliance with the covenants at September 30, 2000 and had not drawn on this line of credit as of that date. During the fourth quarter, the Company has financed receivables through the same bank.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company's adoption of an e-Business solutions model has involved an extensive personnel reorganization, as well as the introduction of new sales and marketing strategies that it may not be able to implement successfully. Some of the risks associated with the revised approach include that the Company may not be able to convert its backlog (contracts signed, but not yet executed) into revenues; that the lead time to finalize large engagements may be longer than expected; that pending customer agreements on which the company has begun work may not actually be finalized; that the Company may not be able to continue to hire sufficient qualified personnel to deliver the level of business it is anticipating; the inherent risks and costs of providing a unique solution for each customer, including uncertainty of customer acceptance; and that the Company may not be able to effectively compete against larger, more established e-business solutions providers.

In recent years the Company has had significant operating losses, and it expects losses to continue at least for the next few quarters, and possibly longer. The Company expects its operating expenses and capital expenditures to continue to increase as it completes the transition to an e-Business solutions provider. The Company cannot be certain that it will become profitable after it fully implements the e-Business solutions model. There are a number of important factors that could adversely affect profitability, resulting in higher than anticipated costs and/or lower than anticipated revenues including: the impact of significant fixed costs while sales cycles lengthen due to the move from selling software products to providing solutions; increased employment costs and turnover stemming from the high level of competition for qualified personnel in the e-commerce and software industries; and customers may be less able to buy the Company's services due to reduced support from the capital markets.

If the Company's revenue does not increase as expected or operating expenditures exceed projections, the Company's business, prospects, financial condition and results of operations could be adversely affected. The company may not secure additional financing when required, and even if the Company raises additional capital, it may not be able to expand or may have to cut back operations. If the Company cannot increase revenues or suffers additional liquidity problems, it may be required to cut back operations to extend its resources. In general, factors such as the following may cause liquidity problems in the future: a possible delisting from the Nasdaq National Market as described in Part II, Item 5 below; unanticipated changes in business conditions or delays in market acceptance of new solutions; expansion of operations or research and development activities; development of new distribution channels; competitive and technological developments; and future acquisitions of businesses and/or product rights.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

On August 31, 2000, the Company authorized a new class of 8% Series C Convertible Preferred Stock, of which it issued a total of 350 shares. This Preferred Stock contains certain features that may in certain circumstances limit the rights of holders of Common Stock. In particular, (a) although the Company has never paid dividends on the Common Stock and does not foresee doing so, the Company may not pay dividends on the Common Stock as long as shares of the Preferred Stock are outstanding and (b) in the event of a liquidation of the Company, the holders of the Preferred Stock would be entitled to receive an amount equal to the Stated Value (as defined in the Company's Restated Certificate of Incorporation, as amended) of the Preferred Stock before any payment may be made to the holders of Common Stock.

Item 5. Other Information

The Company has received notice from Nasdaq proposing to delist the Common Stock from being quoted on the Nasdaq National Market because the Company's net tangible assets were $1.75 million at June 30, 2000, and $2.72 million at September 30, 2000, below the $4 million required for continued quotation. The Company believes that its accelerating pipeline of solutions business and its proposed sale of the legacy software products business will result in an increase in net tangible assets above the threshold and has requested an extension of time to comply. Nasdaq will hold a hearing on the Company's request on November 30, 2000.

Item 6. Exhibits and Reports Filed on Form 8-K

(a)   Exhibits. See exhibit list on page 20.

(b)   Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2000:

(i) August 4, 2000. Filed to furnish (via incorporation by reference) the opinion of counsel to the Company as an exhibit to a registration statement on Form S-3 in connection with the Company's sale of Common Stock pursuant to the registration statement.

(ii) September 1, 2000. Filed to disclose the Company's sale of Preferred Stock and Common Stock warrants pursuant to such registration statement and to furnish (via incorporation by reference) the opinion of counsel to the Company as an exhibit to the registration statement in connection with such sale.

(iii) September 27, 2000. Filed to furnish (via incorporation by reference) the opinion of counsel to the Company as an exhibit to such registration statement in connection with the Company's sale of Common Stock pursuant to the registration statement.

                               LEADINGSIDE, INC.
                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              LEADINGSIDE, INC.
                                                (Registrant)


Date: November 14, 2000                    By:  /s/ Michael Gonnerman
                                                ----------------------------
                                                Michael Gonnerman
                                                Vice President, Chief Financial
                                                Officer, Treasurer
                                                (Principal Financial and
                                                 Principal Accounting Officer)

                                 Exhibit Index

         3.1 Restated Certificate of Incorporation, as amended through October 3, 2000. (Incorporated by reference from Exhibits 3.1 and 3.2 of the Company's Form 8-K filed October 3, 2000)

         4.1 Warrant Agreement between the Company and Deephaven Private Placement Trading Ltd. dated as of August 31, 2000 (Incorporated by reference from Exhibit 4.3 of the Company's Form 8-K filed September 1, 2000).

         4.2 Third Amendment dated August 31, 2000 to Rights Agreement between the Company and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference from Exhibit 4.2 of the Company's Form 8-K filed
                  September 1, 2000).

         10.1 Convertible Preferred Stock Purchase Agreement dated August 31, 2000 (Incorporated by reference from Exhibit 4.1 of the Company's Form 8-K filed September 1, 2000)

         27.1     Financial Data Schedule

         99.1     Important Factors Regarding Future Results. Filed as Exhibit
                  99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.